Form 10-Q
period 2021-06-30
Encompass Health Corp
filed 2021-08-03
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The registrant had 99,503,755 shares of common stock outstanding, net of treasury shares, as of July 22, 2021.

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
•Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;
•Our ongoing strategic review of the home health and hospice business exposes us to a number of risks and uncertainties, including diversion of management’s time to the process; the incurrence of significant expenses associated with the review and pursuit of any transaction; increased difficulties in attracting, retaining or motivating key management personnel; exposure to potential litigation; and inability to realize anticipated benefits from a potential transaction or other strategic alternative involving our home health and hospice business, any of which could adversely affect our business, financial results or condition, or stock price.
•If the strategic review results in our full separation from the home health and hospice business, our revenues will be concentrated in Medicare reimbursement for inpatient rehabilitative services.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Millions, Except Per Share Data)
Net operating revenues	$1,287.7	$1,074.1	$2,518.1	$2,256.1
Operating expenses:
Salaries and benefits	708.2	651.9	1,395.4	1,331.0
Other operating expenses	172.7	148.3	335.0	307.9
Occupancy costs	20.2	20.3	40.4	40.5
Supplies	50.0	50.6	101.9	96.3
General and administrative expenses	54.2	43.0	92.8	78.6
Depreciation and amortization	63.4	60.7	125.9	119.5
Government, class action, and related settlements	—	—	—	2.8
Total operating expenses	1,068.7	974.8	2,091.4	1,976.6
Loss on early extinguishment of debt	1.0	—	1.0	—
Interest expense and amortization of debt discounts and fees	41.8	45.8	84.6	89.0
Other income	(4.6)	(5.8)	(6.0)	(3.9)
Equity in net income of nonconsolidated affiliates	(1.0)	(0.7)	(2.0)	(1.5)
Income from continuing operations before income tax expense	181.8	60.0	349.1	195.9
Provision for income tax expense	39.5	11.8	74.0	38.9
Income from continuing operations	142.3	48.2	275.1	157.0
(Loss) income from discontinued operations, net of tax	(0.3)	0.1	(0.3)	—
Net and comprehensive income	142.0	48.3	274.8	157.0
Less: Net and comprehensive income attributable to noncontrolling interests	(28.7)	(14.8)	(54.2)	(36.5)
Net and comprehensive income attributable to Encompass Health	$113.3	$33.5	$220.6	$120.5

Weighted average common shares outstanding:
Basic	99.0	98.7	99.0	98.5
Diluted	100.2	99.9	100.2	99.6
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.14	$0.34	$2.22	$1.22
Discontinued operations	—	—	—	—
Net income	$1.14	$0.34	$2.22	$1.22
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.13	$0.34	$2.20	$1.21
Discontinued operations	—	—	—	—
Net income	$1.13	$0.34	$2.20	$1.21

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$113.6	$33.4	$220.9	$120.5
(Loss) income from discontinued operations, net of tax	(0.3)	0.1	(0.3)	—
Net income attributable to Encompass Health	$113.3	$33.5	$220.6	$120.5
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2021	December 31, 2020
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$73.2	$224.0
Restricted cash	65.0	65.4
Accounts receivable	627.5	572.8
Other current assets	93.6	86.4
Total current assets	859.3	948.6
Property and equipment, net	2,391.2	2,206.6
Operating lease right-of-use assets	244.9	245.7
Goodwill	2,412.3	2,318.7
Intangible assets, net	435.5	431.3
Other long-term assets	269.7	295.0
Total assets(1)	$6,612.9	$6,445.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$66.8	$38.3
Current operating lease liabilities	42.0	44.8
Accounts payable	145.1	115.0
Accrued expenses and other current liabilities	550.6	519.2
Total current liabilities	804.5	717.3
Long-term debt, net of current portion	3,105.7	3,250.6
Long-term operating lease liabilities	212.9	209.6
Deferred income tax liabilities	61.7	51.8
Other long-term liabilities	219.1	215.0
	4,403.9	4,444.3
Commitments and contingencies
Redeemable noncontrolling interests	32.9	31.6
Shareholders’ equity:
Encompass Health shareholders’ equity	1,762.0	1,588.0
Noncontrolling interests	414.1	382.0
Total shareholders’ equity	2,176.1	1,970.0
Total liabilities(1) and shareholders’ equity	$6,612.9	$6,445.9
(1)Our consolidated assets as of June 30, 2021 and December 31, 2020 include total assets of variable interest entities of $230.8 million and $221.2 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2021 and December 31, 2020 include total liabilities of the variable interest entities of $47.1 million and $46.8 million, respectively. See Note 3, Variable Interest Entities.
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2021
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.6	$1.1	$2,302.7	$(135.0)	$(513.7)	$387.9	$2,043.0
Net income	—	—	—	113.3	—	26.0	139.3
Receipt of treasury stock	—	—	—	—	(0.8)	—	(0.8)
Dividends declared ($0.28 per share)	—	—	(28.1)	—	—	—	(28.1)
Stock-based compensation	—	—	12.0	—	—	—	12.0
Distributions declared	—	—	—	—	—	(23.0)	(23.0)
Capital contributions from consolidated affiliates	—	—	—	—	—	36.0	36.0
Other	(0.1)	—	14.0	—	(3.5)	(12.8)	(2.3)
Balance at end of period	99.5	$1.1	$2,300.6	$(21.7)	$(518.0)	$414.1	$2,176.1

	Three Months Ended June 30, 2020
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.4	$1.1	$2,376.2	$(439.5)	$(493.9)	$353.3	$1,797.2
Net income	—	—	—	33.5	—	13.3	46.8
Receipt of treasury stock	—	—	—	—	(0.1)	—	(0.1)
Dividends declared ($0.28 per share)	—	—	(28.0)	—	—	—	(28.0)
Stock-based compensation	—	—	9.9	—	—	—	9.9
Distributions declared	—	—	—	—	—	(13.6)	(13.6)
Capital contributions from consolidated affiliates	—	—	—	—	—	18.9	18.9
Other	—	—	4.3	—	(0.7)	(3.3)	0.3
Balance at end of period	99.4	$1.1	$2,362.4	$(406.0)	$(494.7)	$368.6	$1,831.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Six Months Ended June 30, 2021
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.4	$1.1	$2,326.6	$(242.3)	$(497.4)	$382.0	$1,970.0
Net income	—	—	—	220.6	—	49.1	269.7
Receipt of treasury stock	(0.2)	—	—	—	(16.4)	—	(16.4)
Dividends declared ($0.56 per share)	—	—	(55.9)	—	—	—	(55.9)
Stock-based compensation	—	—	14.8	—	—	—	14.8
Distributions declared	—	—	—	—	—	(45.4)	(45.4)
Capital contributions from consolidated affiliates	—	—	—	—	—	41.8	41.8
Other	0.3	—	15.1	—	(4.2)	(13.4)	(2.5)
Balance at end of period	99.5	$1.1	$2,300.6	$(21.7)	$(518.0)	$414.1	$2,176.1

	Six Months Ended June 30, 2020
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.6	$1.1	$2,369.9	$(526.5)	$(492.3)	$340.9	$1,693.1
Net income	—	—	—	120.5	—	33.0	153.5
Receipt of treasury stock	(0.2)	—	—	—	(15.7)	—	(15.7)
Dividends declared ($0.56 per share)	—	—	(55.9)	—	—	—	(55.9)
Exchange of Holdings shares	0.6	—	27.1	—	19.2	—	46.3
Stock-based compensation	—	—	17.0	—	—	—	17.0
Distributions declared	—	—	—	—	—	(29.1)	(29.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	24.7	24.7
Repurchases of common stock in the open market	(0.1)	—	—	—	(4.9)	—	(4.9)
Other	0.5	—	4.3	—	(1.0)	(0.9)	2.4
Balance at end of period	99.4	$1.1	$2,362.4	$(406.0)	$(494.7)	$368.6	$1,831.4
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In Millions)
Cash flows from operating activities:
Net income	$274.8	$157.0
Loss from discontinued operations, net of tax	0.3	—
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	125.9	119.5
Stock-based compensation	14.8	17.0
Deferred tax expense (benefit)	6.2	(9.1)
Other, net	4.0	7.8
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(38.1)	(38.5)
Other assets	(17.2)	20.0
Accounts payable	6.6	(0.4)
Accrued payroll	27.4	58.4
Other liabilities	10.3	(80.0)
Net cash used in operating activities of discontinued operations	(0.6)	(0.1)
Total adjustments	139.3	94.6
Net cash provided by operating activities	414.4	251.6
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(97.7)	(1.1)
Purchases of property and equipment	(212.7)	(166.6)
Additions to capitalized software costs	(10.0)	(4.4)
Other, net	(1.2)	(3.0)
Net cash used in investing activities	(321.6)	(175.1)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In Millions)
Cash flows from financing activities:
Proceeds from bond issuance	—	592.5
Principal payments on debt, including pre-payments	(207.3)	(11.0)
Borrowings on revolving credit facility	45.0	330.0
Payments on revolving credit facility	—	(375.0)
Principal payments under finance lease obligations	(11.8)	(10.9)
Taxes paid on behalf of employees for shares withheld	(16.4)	(15.7)
Contributions from consolidated affiliates	36.1	16.8
Dividends paid on common stock	(56.9)	(56.7)
Distributions paid to noncontrolling interests of consolidated affiliates	(52.7)	(37.4)
Repurchases of common stock, including fees and expenses	—	(4.9)
Purchase of equity interests in consolidated affiliates	—	(162.3)
Other, net	0.1	(11.5)
Net cash (used in) provided by financing activities	(263.9)	253.9
(Decrease) increase in cash, cash equivalents, and restricted cash	(171.1)	330.4
Cash, cash equivalents, and restricted cash at beginning of period	310.9	159.6
Cash, cash equivalents, and restricted cash at end of period	$139.8	$490.0

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$224.0	$94.8
Restricted cash at beginning of period	65.4	57.4
Restricted cash included in other long-term assets at beginning of period	21.5	7.4
Cash, cash equivalents, and restricted cash at beginning of period	$310.9	$159.6

Cash and cash equivalents at end of period	$73.2	$419.0
Restricted cash at end of period	65.0	56.4
Restricted cash included in other long-term assets at end of period	1.6	14.6
Cash, cash equivalents, and restricted cash at end of period	$139.8	$490.0
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is a leading provider of post-acute healthcare services, offering both facility-based and home-based patient services in 42 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See also Note 11, Segment Reporting.
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
Supplemental Noncash Investing and Financing Items—
Our noncash investing and financing activities related to increases in property and equipment additions under financing arrangements were $46.6 million and $4.3 million during the six months ended June 30, 2021 and 2020, respectively. In addition, our noncash investing activities related to increases in our accrued purchases of property and equipment were $17.0 million and $0.1 million during the six months ended June 30, 2021 and 2020, respectively.
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Medicare	$650.8	$502.9	$234.9	$204.1	$885.7	$707.0
Medicare Advantage	153.6	166.1	29.9	29.2	183.5	195.3
Managed care	114.7	88.4	16.6	11.5	131.3	99.9
Medicaid	41.8	34.7	4.2	4.1	46.0	38.8
Other third-party payors	11.0	9.3	—	—	11.0	9.3
Workers’ compensation	5.2	4.2	—	0.3	5.2	4.5
Patients	4.3	4.2	0.3	0.2	4.6	4.4
Other income	20.2	14.7	0.2	0.2	20.4	14.9
Total	$1,001.6	$824.5	$286.1	$249.6	$1,287.7	$1,074.1

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Medicare	$1,265.3	$1,145.9	$458.8	$430.4	$1,724.1	$1,576.3
Medicare Advantage	312.0	277.0	57.9	58.7	369.9	335.7
Managed care	226.9	178.3	30.9	23.5	257.8	201.8
Medicaid	80.8	65.2	8.0	8.4	88.8	73.6
Other third-party payors	23.1	20.3	—	—	23.1	20.3
Workers’ compensation	10.9	11.1	0.1	0.5	11.0	11.6
Patients	9.2	9.7	0.5	0.6	9.7	10.3
Other income	33.3	26.2	0.4	0.3	33.7	26.5
Total	$1,961.5	$1,733.7	$556.6	$522.4	$2,518.1	$2,256.1

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
2.Business Combinations
Inpatient Rehabilitation
During the six months ended June 30, 2021, we completed the following inpatient rehabilitation acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.
•In April 2021, we acquired 51% of the operations of a 14-bed inpatient rehabilitation unit in San Angelo, Texas when Shannon Medical contributed those operations to our existing joint venture entity.
•In June 2021, we acquired 75% of the operations of a 16-bed inpatient rehabilitation unit in McKees Rocks, Pennsylvania through our existing joint venture with Heritage Valley Health System, Inc. The acquisition was funded using cash on hand. The cash payment of $1.1 million shown in the table below occurred in July 2021.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreement (useful life of 3 years)	$0.4
Trade name (useful life of 20 years)	0.3
Goodwill	3.5
Other long-term assets	0.1
Total assets acquired	$4.3
Information regarding the net cash paid for the inpatient rehabilitation acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value of assets acquired	$0.8	$1.4	$0.8	$1.7
Goodwill	3.5	6.6	3.5	9.2
Fair value of noncontrolling interest owned by joint venture partner	(3.2)	(8.0)	(3.2)	(10.9)
Net cash paid for acquisitions	$1.1	$—	$1.1	$—
Home Health and Hospice
On June 1, 2021, we completed the acquisition of the home health and hospice assets of Frontier Home Health and Hospice (“Frontier”) in Alaska, Colorado, Montana, Washington, and Wyoming. The Frontier acquisition included the purchase of a 50% equity interest in the Heart of the Rockies Home Health joint venture and a 90% equity interest in the Hospice of Southwest Montana joint venture (inclusive of an additional 40% equity interest purchased for approximately $4 million). On the acquisition date, nine home health and eleven hospice locations became part of our national network of home health and hospice locations. This acquisition was made to expand our existing presence in Colorado and Wyoming and extend our services to Alaska, Montana and Washington. We funded this transaction using cash on hand and borrowings under our revolving credit facility.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of Frontier from its date of acquisition. Assets acquired, liabilities assumed, and noncontrolling interests were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: replacement cost and continued use methods for property and equipment; an income approach using primarily discounted cash flow techniques for the noncompete and license intangible assets; an income approach utilizing the relief-from-royalty method for the trade name intangible asset; an income approach utilizing the excess earnings method for the certificates of need; and present value of remaining lease payments for leases. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted average cost of capital that reflects market participant assumptions. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. All goodwill recorded reflects our expectations of favorable growth opportunities in the home health and hospice markets based on positive demographic trends. All of the goodwill recorded as a result of this transaction is deductible for federal income tax purposes.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.8
Accounts receivable, net	0.9
Prepaid expenses and other current assets	0.2
Property and equipment	0.1
Operating lease right-of-use-assets	0.9
Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	1.7
Trade name (useful life of 3 months)	0.2
Certificates of need (useful lives of 10 years)	3.1
Licenses (useful lives of 10 years)	4.8
Goodwill	90.1
Total assets acquired	102.8
Liabilities assumed:
Current operating lease liabilities	0.3
Accounts payable	0.2
Accrued payroll	0.8
Other current liabilities	0.7
Long-term operating lease liabilities	0.7
Total liabilities assumed	2.7
Noncontrolling interests	1.6
Net assets acquired	$98.5
Information regarding the net cash paid for the home health and hospice acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value of assets acquired, net of $0.8 million of cash acquired	$11.9	$—	$11.9	$0.1
Goodwill	90.1	—	90.1	1.0
Fair value of liabilities assumed	(2.7)	—	(2.7)	—
Fair value of noncontrolling interest owned by joint venture partner	(1.6)	—	(1.6)	—
Net cash paid for acquisitions	$97.7	$—	$97.7	$1.1

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2020 (in millions):

	Net Operating Revenues	Net (Loss) Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to June 30, 2021
Inpatient Rehabilitation	$—	$—
Home Health and Hospice	3.2	(0.3)
Combined entity: Supplemental pro forma from 04/01/2021-06/30/2021	1,295.0	113.8
Combined entity: Supplemental pro forma from 04/01/2020-06/30/2020	1,085.2	34.1
Combined entity: Supplemental pro forma from 01/01/2021-06/30/2021	2,537.2	221.9
Combined entity: Supplemental pro forma from 01/01/2020-06/30/2020	2,278.2	121.7
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2020 reporting period. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2020 Form 10‑K for information regarding acquisitions completed in 2020.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
3.Variable Interest Entities
As of June 30, 2021 and December 31, 2020, we consolidated ten and nine, respectively, limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 90.0% as of June 30, 2021. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheet, are as follows (in millions):

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$0.8	$0.1
Accounts receivable	34.1	33.1
Other current assets	10.0	8.6
Total current assets	44.9	41.8
Property and equipment, net	117.4	121.1
Operating lease right-of-use assets	4.4	4.7
Goodwill	29.4	19.2
Intangible assets, net	3.6	3.3
Other long-term assets	31.1	31.1
Total assets	$230.8	$221.2
Liabilities
Current liabilities:
Current portion of long-term debt	$0.9	$0.9
Current operating lease liabilities	1.6	1.5
Accounts payable	6.9	6.1
Accrued expenses and other current liabilities	23.3	23.0
Total current liabilities	32.7	31.5
Long-term debt, net of current portion	9.1	9.6
Long-term operating lease liabilities	2.9	3.3
Other long-term liabilities	2.4	2.4
Total liabilities	$47.1	$46.8

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
4.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2021	December 31, 2020
Credit Agreement—
Advances under revolving credit facility	$45.0	$—
Term loan facilities	245.1	251.6
Bonds payable—
5.125% Senior Notes due 2023	99.5	298.1
5.75% Senior Notes due 2025	346.6	346.3
4.50% Senior Notes due 2028	785.9	785.0
4.75% Senior Notes due 2030	783.9	783.2
4.625% Senior Notes due 2031	393.4	393.2
Other notes payable	50.2	39.8
Finance lease obligations	422.9	391.7
	3,172.5	3,288.9
Less: Current portion	(66.8)	(38.3)
Long-term debt, net of current portion	$3,105.7	$3,250.6
In both April and June 2021, we redeemed $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “2023 Notes”) using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, these optional redemptions were made at a price of par. As a result of these redemptions, we recorded an aggregate $1.0 million Loss on early extinguishment of debt in the second quarter of 2021.
5.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$31.6	$239.6
Net income attributable to noncontrolling interests	5.1	3.5
Distributions declared	(4.4)	(4.2)
Contribution to joint venture	—	3.1
Purchase of redeemable noncontrolling interests	0.6	(162.3)
Exchange transaction	—	(46.3)
Balance at end of period	$32.9	$33.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to nonredeemable noncontrolling interests	$26.0	$13.3	$49.1	$33.0
Net income attributable to redeemable noncontrolling interests	2.7	1.5	5.1	3.5
Net income attributable to noncontrolling interests	$28.7	$14.8	$54.2	$36.5

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
See also Note 6, Fair Value Measurements.
6.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other long-term assets:
Equity securities	$79.9	$3.0	$76.9	$—	M
Redeemable noncontrolling interests	32.9	—	—	32.9	I
As of December 31, 2020
Other long-term assets:
Equity securities	$72.6	$—	$72.6	$—	M
Redeemable noncontrolling interests	31.6	—	—	31.6	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2021 and June 30, 2020, we did not record any material gains or losses related to these assets.

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

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$45.0	$45.0	$—	$—
Term loan facilities	245.1	246.4	251.6	253.1
5.125% Senior Notes due 2023	99.5	100.3	298.1	302.6
5.75% Senior Notes due 2025	346.6	359.7	346.3	361.4
4.50% Senior Notes due 2028	785.9	831.2	785.0	840.0
4.75% Senior Notes due 2030	783.9	851.0	783.2	856.0
4.625% Senior Notes due 2031	393.4	429.7	393.2	424.9
Other notes payable	50.2	50.2	39.8	39.8
Financial commitments:
Letters of credit	—	38.0	—	36.7
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2020 Form 10‑K.
7.Share-Based Payments
During the six months ended June 30, 2021, we issued a total of 0.5 million restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two year performance measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2020 Form 10‑K.
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
8.Income Taxes
Our Provision for income tax expense of $39.5 million and $11.8 million for the three months ended June 30, 2021 and 2020, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $74.0 million and $38.9 million for the six months ended June 30, 2021 and 2020, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by tax benefits resulting from share-based compensation windfalls.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
9.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic:
Numerator:
Income from continuing operations	$142.3	$48.2	$275.1	$157.0
Less: Net income attributable to noncontrolling interests included in continuing operations	(28.7)	(14.8)	(54.2)	(36.5)
Less: Income allocated to participating securities	(0.5)	—	(1.0)	(0.4)
Income from continuing operations attributable to Encompass Health common shareholders	113.1	33.4	219.9	120.1
(Loss) income from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.3)	0.1	(0.3)	—
Net income attributable to Encompass Health common shareholders	$112.8	$33.5	$219.6	$120.1
Denominator:
Basic weighted average common shares outstanding	99.0	98.7	99.0	98.5
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.14	$0.34	$2.22	$1.22
Discontinued operations	—	—	—	—
Net income	$1.14	$0.34	$2.22	$1.22

Diluted:
Numerator:
Income from continuing operations	$142.3	$48.2	$275.1	$157.0
Less: Net income attributable to noncontrolling interests included in continuing operations	(28.7)	(14.8)	(54.2)	(36.5)
Income from continuing operations attributable to Encompass Health common shareholders	113.6	33.4	220.9	120.5
(Loss) income from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.3)	0.1	(0.3)	—
Net income attributable to Encompass Health common shareholders	$113.3	$33.5	$220.6	$120.5
Denominator:
Diluted weighted average common shares outstanding	100.2	99.9	100.2	99.6
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.13	$0.34	$2.20	$1.21
Discontinued operations	—	—	—	—
Net income	$1.13	$0.34	$2.20	$1.21

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	99.0	98.7	99.0	98.5
Restricted stock awards, dilutive stock options, and restricted stock units	1.2	1.2	1.2	1.1
Diluted weighted average common shares outstanding	100.2	99.9	100.2	99.6
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
Nichols Litigation—
We were named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. In July 2019, we entered into settlement agreements with all but one plaintiff and paid those settling plaintiffs an aggregate amount of cash less than $0.1 million. The remaining plaintiff alleged that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiff sought compensatory and punitive damages. On June 9, 2021, the trial court granted our renewed motion for summary judgment on all of the plaintiff’s claims. The plaintiff did not appeal, so the matter has concluded. The conclusion of this matter did not have any impact on our condensed consolidated financial statements.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
11.Segment Reporting
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 35 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of June 30, 2021, we operate 140 inpatient rehabilitation hospitals. We are the sole owner of 87 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 53 jointly owned hospitals. In addition, we manage four inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.
•Home Health and Hospice - As of June 30, 2021, we provide home health services in 249 locations and hospice services in 94 locations across 34 states with concentrations in the southern half of the United States. In addition, one of these home health locations operates as a joint venture which we account for using the equity method of accounting. We are the sole owner of 334 of these locations. We retain 50.0% to 90.0% ownership in the remaining nine jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Net operating revenues	$1,001.6	$824.5	$1,961.5	$1,733.7	$286.1	$249.6	$556.6	$522.4
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	515.9	451.4	1,017.8	933.7	—	—	—	—
Other operating expenses	147.5	124.3	287.5	259.0	—	—	—	—
Supplies	44.1	42.0	89.3	81.6	—	—	—	—
Occupancy costs	15.0	15.4	30.1	30.7	—	—	—	—
Home health and hospice:
Cost of service (excluding depreciation and amortization)	—	—	—	—	122.6	136.7	240.7	267.6
Support and overhead costs	—	—	—	—	103.1	98.3	204.5	198.5
	722.5	633.1	1,424.7	1,305.0	225.7	235.0	445.2	466.1
Other income	(2.3)	(3.4)	(3.8)	(1.8)	(1.6)	—	(1.6)	—
Equity in net income of nonconsolidated affiliates	(0.8)	(0.6)	(1.6)	(1.2)	(0.2)	(0.1)	(0.4)	(0.3)
Noncontrolling interests	28.2	15.1	53.3	35.9	0.5	(0.3)	0.9	0.6
Segment Adjusted EBITDA	$254.0	$180.3	$488.9	$395.8	$61.7	$15.0	$112.5	$56.0

Capital expenditures	$120.4	$88.9	$220.2	$172.2	$2.2	$0.6	$3.1	$2.1
Segment reconciliations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Segment Adjusted EBITDA	$315.7	$195.3	$601.4	$451.8
General and administrative expenses	(54.2)	(43.0)	(92.8)	(78.6)
Depreciation and amortization	(63.4)	(60.7)	(125.9)	(119.5)
Loss on disposal or impairment of assets	(2.9)	(3.0)	(2.8)	(3.1)
Government, class action, and related settlements	—	—	—	(2.8)
Loss on early extinguishment of debt	(1.0)	—	(1.0)	—
Interest expense and amortization of debt discounts and fees	(41.8)	(45.8)	(84.6)	(89.0)
Net income attributable to noncontrolling interests	28.7	14.8	54.2	36.5
Change in fair market value of equity securities	0.7	2.4	0.6	(0.1)
Gain on consolidation of joint venture formerly accounted for under the equity method of accounting	—	—	—	2.2
Payroll taxes on SARs exercise	—	—	—	(1.5)
Income from continuing operations before income tax expense	$181.8	$60.0	$349.1	$195.9

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Inpatient rehabilitation:
Inpatient	$976.9	$808.0	$1,919.2	$1,698.0
Outpatient and other	24.7	16.5	42.3	35.7
Total inpatient rehabilitation	1,001.6	824.5	1,961.5	1,733.7
Home health and hospice:
Home health	232.3	201.8	452.2	426.6
Hospice	53.8	47.8	104.4	95.8
Total home health and hospice	286.1	249.6	556.6	522.4
Total net operating revenues	$1,287.7	$1,074.1	$2,518.1	$2,256.1

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
Executive Overview
Our Business
We are a leading provider of post-acute healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of June 30, 2021, our national footprint includes 42 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2020 Form 10‑K.
On December 9, 2020, we announced a formal process to explore strategic alternatives for our home health and hospice business. Based on the analysis to date, the Company’s Board of Directors believes a full or partial separation of the home health and hospice business will enhance the long-term success and value of the business. The Company is pursuing a separation transaction by either public or private means.
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
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on predominantly an inpatient basis. We operate hospitals in 35 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of June 30, 2021, we operate 140 inpatient rehabilitation hospitals and manage four inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represents approximately 78% of our Net operating revenues for the three and six months ended June 30, 2021.
Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. Our hospice business is the nation’s eighth largest provider of Medicare-certified hospice services in terms of revenues. We provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of June 30, 2021, we provide home health services in 249 locations and provide hospice services in 94 locations across 34 states, with concentrations in the southern half of the United States. In addition, one of these home health locations operates as a joint venture that we account for using the equity method of accounting. Our home health and hospice segment represents approximately 22% of our Net operating revenues for the three and six months ended June 30, 2021.

2021 Overview
During the three and six months ended June 30, 2021, Net operating revenues increased 19.9% and 11.6%, respectively, over the same periods of 2020 due primarily to increased volumes and favorable pricing in both segments. See “Results of Operations” and the “Segment Results of Operations” sections of this Item for additional volume and pricing information.
We have continued our development and expansion efforts in 2021. In our inpatient rehabilitation segment we:
•began operating our new 40-bed inpatient rehabilitation hospital in San Angelo, Texas with our joint venture partner Shannon Health in March 2021;
•began operating our new 50-bed inpatient rehabilitation hospital in North Tampa, Florida in April 2021;
•began operating our new 50-bed inpatient rehabilitation hospital in Cumming, Georgia in June 2021;
•continued our capacity expansions by adding 56 new beds to existing hospitals; and
•announced or continued the development of the following hospitals:

	Number of New Beds
	2021	2022	2023	2024
De novos:
Stockbridge, Georgia	50	—	—	—
Greenville, South Carolina	40	—	—	—
Pensacola, Florida	40	—	—	—
Shreveport, Louisiana	40	—	—	—
Waco, Texas	40	—	—	—
Libertyville, Illinois	—	60	—	—
St. Augustine, Florida	—	40	—	—
Lakeland, Florida	—	50	—	—
Clermont, Florida	—	50	—	—
Naples, Florida	—	50	—	—
Cape Coral, Florida	—	40	—	—
Jacksonville, Florida	—	50	—	—
Bowie, Maryland	—	—	60	—
Kissimmee, Florida	—	—	50	—
Prosper, Texas	—	—	40	—
Fort Mill, South Carolina	—	—	39	—
Fitchburg, Wisconsin*	—	—	40	—
Palm Beach Gardens, Florida*	—	—	50	—
Lake Worth, Florida*	—	—	—	50
Joint ventures:
Shiloh, Illinois	—	40	—	—
Moline, Illinois	—	40	—	—
Owasso, Oklahoma	—	40	—	—
Grand Forks, North Dakota	—	40	—	—
Eau Claire, Wisconsin	—	36	—	—
Knoxville, Tennessee	—	—	73	—
Columbus, Georgia**	—	—	40	—
Atlanta, Georgia**	—	—	40	—
*Announced in July 2021
**Piedmont Healthcare, our joint venture partner in these hospitals, assumed 50% ownership in our existing hospital in Newnan, Georgia during the second quarter of 2021.

We also continued our expansion efforts in our home health and hospice segment. On June 1, 2021, we completed the acquisition of the home health and hospice assets of Frontier Home Health and Hospice (“Frontier”) in Alaska, Colorado, Montana, Washington, and Wyoming for a cash purchase price of approximately $99 million. The Frontier acquisition included the purchase of a 50% equity interest in the Heart of the Rockies Home Health joint venture and a 90% equity interest in the Hospice of Southwest Montana joint venture (inclusive of an additional 40% equity interest purchased for approximately $4 million). On the acquisition date, nine home health and eleven hospice locations became part of our national network of home health and hospice locations. This acquisition was made to expand our existing presence in Colorado and Wyoming and extend our services to Alaska, Montana and Washington. We funded this transaction using cash on hand and borrowings under our revolving credit facility. For additional information regarding this transaction, see Note 2, Business Combinations, to the accompanying condensed consolidated financial statements. In addition to the Frontier acquisition, we began accepting patients at our new hospice location in Las Cruces, New Mexico.
We continued our shareholder distributions during the three and six months ended June 30, 2021 by paying a quarterly cash dividend of $0.28 per share on our common stock in January, April, and July. On July 20, 2021, our board of directors declared a cash dividend of $0.28 per share, payable on October 15, 2021 to stockholders of record on October 1, 2021. For additional information see the “Liquidity and Capital Resources” section of this Item.
Business Outlook
Notwithstanding the current impacts from the pandemic, we remain optimistic regarding the intermediate and long-term prospects for our business. Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future. Even more specifically, the average age of our patients is approximately 76, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring or opening home health and hospice agencies in those fragmented industries.
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
•Changes to Our Operating Environment Resulting from the pandemic. In response to the public health emergency associated with the pandemic, Congress and the Centers for Medicare & Medicaid Services (“CMS”) adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which suspended sequestration, an automatic 2% reduction of Medicare program payments for all healthcare providers, under the Budget Control Act of 2011 (the “2011 BCA”) for the period of May 1 through December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “2021 Budget Act”) extended the sequestration suspension through March 31, 2021. On April 14, 2021, Congress further extended the sequestration suspension period through December 31, 2021. During the six months ended June 30, 2021, the sequestration suspension provided additional revenues in our inpatient rehabilitation segment and home health and hospice segment of $30.7 million and $10.0 million, respectively. For additional discussion, see the “Results of Operations” and “Segment Results of Operations” sections of this Item. The CARES Act, the 2021 Budget Act, and CMS regulatory actions include a number of other provisions affecting our reimbursement and operations in both segments. These provisions are discussed in Item 1, Business, “Sources of Revenue,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations” of the 2020 Form 10-K.
•Changes to Our Operating Environment Resulting from Federal Regulatory and Legislative Actions. On July 29, 2021, CMS released its Notice of Final Rulemaking for Fiscal Year 2022 for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “2022 Final IRF Rule”). The 2022 Final IRF Rule will implement a net 1.9% market basket increase (market basket update of 2.6% reduced by a productivity adjustment of 0.7%) effective for discharges between October 1, 2021 and September 30, 2022. The 2022 Final IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values, updates to outlier payments and updates to the case-mix group relative weights and average lengths of stay values. The 2022 Final IRF Rule will also add one new quality reporting measure and update the denominator of another measure. Based on our analysis, which utilizes, among other things, the acuity of our patients annualized over a six-month period ended June 30, 2021, our experience with outlier payments over this same time frame, and other factors, we believe the 2022 Final IRF Rule will result in a net increase to our Medicare payment rates of approximately 1.9% effective October 1, 2021.

On June 28, 2021, CMS released its Notice of Proposed Rulemaking for Calendar Year 2022 for home health agencies under the home health prospective payment system (the “2022 Proposed HH Rule”). The 2022 Proposed HH Rule would, among others, implement a net 1.7% market basket increase (market basket update of 2.4% reduced by 0.6% for a productivity adjustment and 0.1% for the phase-out of the rural payment add-on factor), update the case-mix weights and fixed dollar loss ratio for outlier payments, and include a low utilization payment adjustment (“LUPA”) add-on factor for the first skilled occupational therapy visit in LUPA periods. CMS did not propose to modify the current behavioral adjustment in CY 2022 while they continue to analyze home health payments to ensure budget neutrality under the new Patient-Driven Groupings Model (“PDGM”) payment system. CMS provided preliminary analysis indicating that an additional approximate 6% budget neutrality adjustment may be necessary in future years although stating that they believe that claims data could be affected by the pandemic and home health agencies adjusting to the new PDGM payment system that was effective in 2020. The 2022 Proposed HH Rule also would expand the Home Health Value-Based Purchasing (“HHVBP”) Model, beginning January 1, 2022, to all Medicare-certified home health agencies in the 50 States, territories, and District of Columbia (with a maximum payment adjustment, upward or downward of 5%). This rulemaking also proposes to end the original HHVBP Model one year early for the home health agencies in the nine original Model States. Based on our preliminary analysis, which utilizes, among other things, our patient mix annualized over a six-month period ended June 30, 2021, our specific geographic coverage area, and other factors, we believe the 2022 Proposed HH Rule will result in a net increase to our Medicare payment rates of approximately 2.2% to 2.7% effective for 30-day payment periods ending on or after January 1, 2022. Our review of the 2022 Proposed HH Rule is ongoing.
On July 16, 2021, CMS announced the full implementation of the home health Review Choice Demonstration will begin effective September 1, 2021 in North Carolina and Florida. CMS will discontinue exercising the existing phased-in approach for these two states.
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
•Maintaining Strong Volume Growth. In addition to the factors described in our 2020 Form 10‑K, we believe a number of conditions related to the pandemic negatively impacted volumes so far in 2021 in both segments. While we continue to see our volumes recover, as discussed in the “Results of Operations” and “Segment Results of Operations” sections of this Item, a current or future resurgence of COVID-19 infections could cause disruptions to our volume growth.
•Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, of the 2020 Form 10‑K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs and constrain our ability to take new patients. Additionally, our operations have been affected and may in the future be affected by staffing shortages where employees must self-quarantine due to exposure to COVID-19 or where employees are unavailable due to a lack of childcare or care for elderly family.
We remain confident in the prospects of our business based on the increasing demands for the services we provide to an aging population. This confidence is further supported by our strong financial foundation and the substantial investments we have made in our businesses. We have a proven track record of working through difficult situations, and we believe in our ability to overcome current and future challenges.

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Medicare	68.6%	65.8%	68.6%	69.8%
Medicare Advantage	14.3%	18.2%	14.7%	14.9%
Managed care	10.2%	9.3%	10.2%	8.9%
Medicaid	3.6%	3.6%	3.5%	3.3%
Other third-party payors	0.9%	0.9%	0.9%	0.9%
Workers’ compensation	0.4%	0.4%	0.4%	0.5%
Patients	0.4%	0.4%	0.4%	0.5%
Other income	1.6%	1.4%	1.3%	1.2%
Total	100.0%	100.0%	100.0%	100.0%
For information regarding our payors by segment, see the “Segment Results of Operations” section of this Item. For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2020 Form 10‑K.

Our Results
For the three and six months ended June 30, 2021 and 2020, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(In Millions, Except Percentage Change)
Net operating revenues	$1,287.7	$1,074.1	19.9%	$2,518.1	$2,256.1	11.6%
Operating expenses:
Salaries and benefits	708.2	651.9	8.6%	1,395.4	1,331.0	4.8%
Other operating expenses	172.7	148.3	16.5%	335.0	307.9	8.8%
Occupancy costs	20.2	20.3	(0.5)%	40.4	40.5	(0.2)%
Supplies	50.0	50.6	(1.2)%	101.9	96.3	5.8%
General and administrative expenses	54.2	43.0	26.0%	92.8	78.6	18.1%
Depreciation and amortization	63.4	60.7	4.4%	125.9	119.5	5.4%
Government, class action, and related settlements	—	—	—%	—	2.8	(100.0)%
Total operating expenses	1,068.7	974.8	9.6%	2,091.4	1,976.6	5.8%
Loss on early extinguishment of debt	1.0	—	N/A	1.0	—	N/A
Interest expense and amortization of debt discounts and fees	41.8	45.8	(8.7)%	84.6	89.0	(4.9)%
Other income	(4.6)	(5.8)	(20.7)%	(6.0)	(3.9)	53.8%
Equity in net income of nonconsolidated affiliates	(1.0)	(0.7)	42.9%	(2.0)	(1.5)	33.3%
Income from continuing operations before income tax expense	181.8	60.0	203.0%	349.1	195.9	78.2%
Provision for income tax expense	39.5	11.8	234.7%	74.0	38.9	90.2%
Income from continuing operations	142.3	48.2	195.2%	275.1	157.0	75.2%
(Loss) income from discontinued operations, net of tax	(0.3)	0.1	(400.0)%	(0.3)	—	N/A
Net income	142.0	48.3	194.0%	274.8	157.0	75.0%
Less: Net income attributable to noncontrolling interests	(28.7)	(14.8)	93.9%	(54.2)	(36.5)	48.5%
Net income attributable to Encompass Health	$113.3	$33.5	238.2%	$220.6	$120.5	83.1%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Salaries and benefits	55.0%	60.7%	55.4%	59.0%
Other operating expenses	13.4%	13.8%	13.3%	13.6%
Occupancy costs	1.6%	1.9%	1.6%	1.8%
Supplies	3.9%	4.7%	4.0%	4.3%
General and administrative expenses	4.2%	4.0%	3.7%	3.5%
Depreciation and amortization	4.9%	5.7%	5.0%	5.3%
Government, class action, and related settlements	—%	—%	—%	0.1%
Total operating expenses	83.0%	90.8%	83.1%	87.6%

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
Net Operating Revenues
Our consolidated Net operating revenues increased during the three and six months ended June 30, 2021 compared to the same periods of 2020 primarily due to increased volumes as we anniversaried the most significant impact of the pandemic during the three months ended June 30, 2020. Pricing was also favorable in both segments and included reimbursement rate increases and the suspension of sequestration for both segments. See additional discussion in the “Segment Results of Operations” section of this Item.
Beginning in mid-March 2020, we experienced decreased volumes in both segments which we believe resulted from a number of conditions related to the pandemic including: lower acute-care hospital censuses due to the deferral of elective surgeries and shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, lock down of assisted living facilities, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. Volumes in both segments reached a low point during the second quarter of 2020. For a discussion on current year-over-year volume growth, see the “Segment Results of Operations” section of this Item.
Salaries and Benefits
Salaries and benefits increased during the three and six months ended June 30, 2021 compared to the same periods of 2020 primarily due to salary and benefit cost increases for our employees and the ramping up of new stores partially offset by the home health and hospice clinician compensation model changes implemented in May 2020 and improved clinician labor management in both segments.
Salaries and benefits as a percent of Net operating revenues decreased during the three and six months ended June 30, 2021 compared to the same periods of 2020 primarily due to the increase in Net operating revenues as discussed above, improved labor management which contributed to lower employees per occupied bed (as defined in “Segment Results of Operations” of this Item), the additional paid-time-off awarded to employees in the second quarter of 2020 as discussed below, and the home health and hospice clinician compensation model changes implemented in May 2020. See additional discussion in the “Segment Results of Operations” section of this Item.
In April 2020, we implemented a program for eligible frontline employees to earn additional paid-time-off in recognition of their outstanding efforts responding to the pandemic. We accrued approximately $43 million in salary and benefits expense in the second quarter of 2020 in connection with this award (approximately $29 million in the inpatient rehabilitation segment; approximately $14 million in the home health and hospice segment).
Other Operating Expenses
As a percent of Net operating revenues, Other operating expenses decreased during the three and six months ended June 30, 2021 compared to the same periods of 2020 primarily due to the increase in Net operating revenues as discussed above.
Supplies
Supplies decreased as a percent of revenue during the three and six months ended June 30, 2021 compared to the same periods of 2020 primarily due to lower utilization and cost of medical supplies resulting from the anniversary of the impact of the pandemic.
General and Administrative Expenses
General and administrative expenses increased in terms of dollars and as a percent of revenue during the three and six months ended June 30, 2021 compared to the same periods of 2020 primarily due to the costs associated with the strategic alternatives review for the home health and hospice business in 2021 and higher costs associated with incentive compensation. See the “Executive Overview” section of this Item, for additional information on the strategic alternatives review.

Depreciation and Amortization
Depreciation and amortization increased during the three and six months ended June 30, 2021 compared to the same periods of 2020 due to our capital investments. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three and six months ended June 30, 2021 compared to the same periods of 2020 primarily due to the increase in Net operating revenues as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense increased during the three and six months ended June 30, 2021 compared to the same periods of 2020 primarily due to higher Income from continuing operations before income tax expense.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.2 million as of June 30, 2021 and December 31, 2020.
See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 16, Income Taxes, to the consolidated financial statements accompanying the 2020 Form 10‑K.
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during the three and six months ended June 30, 2021 compared to the same periods of 2020 resulted from increased volumes due to the impact of the pandemic on 2020.

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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Medicare	65.0%	61.1%	64.4%	66.0%
Medicare Advantage	15.3%	20.1%	15.9%	16.0%
Managed care	11.5%	10.7%	11.6%	10.3%
Medicaid	4.2%	4.2%	4.1%	3.8%
Other third-party payors	1.1%	1.1%	1.2%	1.2%
Workers’ compensation	0.5%	0.5%	0.6%	0.6%
Patients	0.4%	0.5%	0.5%	0.6%
Other income	2.0%	1.8%	1.7%	1.5%
Total	100.0%	100.0%	100.0%	100.0%
Medicare as a percentage of revenue increased during the three months ended June 30, 2021 as compared to the same period of 2020 primarily due to the impact of the pandemic on the three months ended June 30, 2020. Medicare Advantage as a percentage of revenue decreased during the three months ended June 30, 2021 as compared to the same period of 2020 primarily due to the suspension of pre-authorization requirements during the three months ended June 30, 2020, which were subsequently reinstated.

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$976.9	$808.0	20.9%	$1,919.2	$1,698.0	13.0%
Outpatient and other	24.7	16.5	49.7%	42.3	35.7	18.5%
Inpatient rehabilitation segment revenues	1,001.6	824.5	21.5%	1,961.5	1,733.7	13.1%
Operating expenses:
Salaries and benefits	515.9	451.4	14.3%	1,017.8	933.7	9.0%
Other operating expenses	147.5	124.3	18.7%	287.5	259.0	11.0%
Supplies	44.1	42.0	5.0%	89.3	81.6	9.4%
Occupancy costs	15.0	15.4	(2.6)%	30.1	30.7	(2.0)%
Other income	(2.3)	(3.4)	(32.4)%	(3.8)	(1.8)	111.1%
Equity in net income of nonconsolidated affiliates	(0.8)	(0.6)	33.3%	(1.6)	(1.2)	33.3%
Noncontrolling interests	28.2	15.1	86.8%	53.3	35.9	48.5%
Segment Adjusted EBITDA	$254.0	$180.3	40.9%	$488.9	$395.8	23.5%

	(Actual Amounts)
Discharges	49,492	41,682	18.7%	96,679	89,432	8.1%
Net patient revenue per discharge	$19,739	$19,385	1.8%	$19,851	$18,986	4.6%
Outpatient visits	44,020	15,760	179.3%	84,214	85,503	(1.5)%
Average length of stay (days)	12.7	13.2	(3.8)%	12.8	12.9	(0.8)%
Occupancy %	71.1%	64.5%	10.2%	70.7%	67.6%	4.6%
# of licensed beds	9,701	9,401	3.2%	9,701	9,401	3.2%
Full-time equivalents*	22,535	20,809	8.3%	22,459	21,564	4.2%
Employees per occupied bed	3.31	3.45	(4.1)%	3.31	3.41	(2.9)%
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
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Salaries and benefits	51.5%	54.7%	51.9%	53.9%
Other operating expenses	14.7%	15.1%	14.7%	14.9%
Supplies	4.4%	5.1%	4.6%	4.7%
Occupancy costs	1.5%	1.9%	1.5%	1.8%
Total operating expenses	72.1%	76.8%	72.6%	75.3%

Net Operating Revenues
Inpatient revenue increased during the three months ended June 30, 2021 compared to the same period of 2020 primarily due to increased volumes and favorable pricing. New-store discharge growth of 1.8% resulted from our joint ventures in Coralville, Iowa (June 2020) and San Angelo, Texas (March 2021), as well as wholly owned hospitals in, Sioux Falls, South Dakota (June 2020), Toledo, Ohio (November 2020), North Tampa, Florida (April 2021) and Cumming, Georgia (June 2021). Same-store discharges increased 16.9% during the three months ended June 30, 2021 compared to the same period of 2020. Discharges during the three months ended June 30, 2020 were negatively impacted by the pandemic. Growth in net patient revenue per discharge during the three months ended June 30, 2021 compared to the same period of 2020 primarily resulted from an increase in reimbursement rates, the suspension of sequestration, improvement in discharge destination and prior period cost report adjustments partially offset by the timing of discharges between quarters. Growth in revenues, discharges, and net patient revenue per discharge for the six months ended June 30, 2021 were impacted primarily by the same factors as discussed above for the second quarter of 2021. Growth in net patient revenue per discharge for the six months ended June 30, 2021 compared to the same period of 2020 also resulted from a higher acuity patient mix.
For information regarding the joint ventures discussed above, see Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 2, Business Combinations, to the consolidated financial statements accompanying the 2020 Form 10‑K.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and six months ended June 30, 2021 compared to the same periods of 2020 primarily resulted from the increase in net patient revenue as discussed above. Salaries and benefits as a percent of revenues decreased during the three and six months ended June 30, 2021 compared to the same periods of 2020 primarily due to revenue growth, improved labor management which contributed to lower employees per occupied bed, and the additional paid-time-off awarded to employees in the second quarter of 2020 in response to the pandemic as discussed above. Supplies as a percent of revenues decreased during the three and six months ended June 30, 2021 compared to the same periods of 2020 primarily due to lower utilization and cost of medical supplies resulting from the anniversary of the impact of the pandemic. Medical supply costs per patient day continue to be higher than pre-pandemic levels.
Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Medicare	82.0%	81.8%	82.4%	82.4%
Medicare Advantage	10.5%	11.7%	10.4%	11.2%
Managed care	5.8%	4.6%	5.6%	4.5%
Medicaid	1.5%	1.6%	1.4%	1.6%
Workers’ compensation	—%	0.1%	—%	0.1%
Patients	0.1%	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$232.3	$201.8	15.1%	$452.2	$426.6	6.0%
Hospice	53.8	47.8	12.6%	104.4	95.8	9.0%
Home health and hospice segment revenues	286.1	249.6	14.6%	556.6	522.4	6.5%
Operating expenses:
Cost of services (excluding depreciation and amortization)	122.6	136.7	(10.3)%	240.7	267.6	(10.1)%
Support and overhead costs	103.1	98.3	4.9%	204.5	198.5	3.0%
Other income	(1.6)	—	N/A	(1.6)	—	N/A
Equity in net income of nonconsolidated affiliates	(0.2)	(0.1)	100.0%	(0.4)	(0.3)	33.3%
Noncontrolling interests	0.5	(0.3)	(266.7)%	0.9	0.6	50.0%
Segment Adjusted EBITDA	$61.7	$15.0	311.3%	$112.5	$56.0	100.9%

	(Actual Amounts)
Home health:
Total admissions	50,598	44,124	14.7%	101,397	96,878	4.7%
Episodic admissions	39,657	34,841	13.8%	79,872	77,317	3.3%
Total recertifications	33,794	31,952	5.8%	65,696	61,415	7.0%
Episodic recertifications	28,296	28,328	(0.1)%	56,379	54,881	2.7%
Episodes	67,839	60,154	12.8%	134,274	128,806	4.2%
Total starts of care	84,392	76,076	10.9%	167,093	158,293	5.6%
Revenue per episode	$2,968	$2,920	1.6%	$2,946	$2,914	1.1%
Episodic visits per episode	15.6	17.4	(10.3)%	15.7	16.9	(7.1)%
Total visits	1,297,350	1,250,546	3.7%	2,536,423	2,556,776	(0.8)%
Cost per visit	$76	$89	(14.6)%	$76	$85	(10.6)%
Hospice:
Admissions	3,298	3,190	3.4%	6,628	6,176	7.3%
Patient days	351,878	336,507	4.6%	686,278	671,052	2.3%
Average daily census	3,867	3,698	4.6%	3,792	3,687	2.8%
Revenue per day	$153	$142	7.7%	$152	$143	6.3%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Cost of services (excluding depreciation and amortization)	42.9%	54.8%	43.2%	51.2%
Support and overhead costs	36.0%	39.4%	36.7%	38.0%
Total operating expenses	78.9%	94.2%	80.0%	89.2%

Net Operating Revenues
Total starts of care (total admissions plus total recertifications) were up 10.9% during the three months ended June 30, 2021 compared to the same period of 2020 primarily due to the continued recovery of volumes post pandemic and increased non-episodic admissions and recertifications as a result of the new national contract with United Healthcare. Volume growth was achieved during the three and six months ended June 30, 2021 compared to the same periods of 2020 in spite of continued lower occupancy at skilled nursing and senior living facilities, as well as staffing challenges in certain markets.
The increase in revenue per episode during the three months ended June 30, 2021 compared to the same period of 2020 resulted from an increase in reimbursement rates, as the timing of completed episodes offset the benefit of the suspension of sequestration. The increase in revenue per episode during the six months ended June 30, 2021 compared to the same period of 2020 resulted from an increase in reimbursement rates and the suspension of sequestration partially offset by the impact of the timing of completed episodes.
Growth in hospice admissions during the three and six months ended June 30, 2021 compared to the same periods of 2020 resulted from the acquisition of Frontier in June 2021. For additional information see Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and six months ended June 30, 2021 compared to the same periods of 2020 resulted from a decrease in Cost of services as a percent of revenue. Cost of services decreased as a percent of revenues for the three and six months ended June 30, 2021 compared to the same periods of 2020 primarily due to lower cost per visit supported by the clinician compensation model changes implemented in May 2020, as well as effective management of overall productivity of full-time staff. Adjusted EBITDA during the three months ended June 30, 2020 included the additional paid-time-off awarded to employees in response to the pandemic as discussed above.
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
Consistent with these objectives, in both April and June 2021, we redeemed $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “2023 Notes”) using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, these optional redemptions were made at a price of par. As a result of these redemptions, we recorded an aggregate $1.0 million Loss on early extinguishment of debt in the second quarter of 2021.
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
Current Liquidity
As of June 30, 2021, we had $73.2 million in Cash and cash equivalents. This amount excludes $66.6 million in restricted cash ($65.0 million included in Restricted cash and $1.6 million included in Other long-term assets in our condensed consolidated balance sheet) and $79.9 million of restricted marketable securities (included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2020 Form 10‑K.

In addition to Cash and cash equivalents, as of June 30, 2021, we had approximately $917 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $300 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2021, the maximum leverage ratio requirement per our credit agreement was 6.0x and the minimum interest coverage ratio requirement was 2.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2021, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2024, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2021.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2020 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2021 and 2020 (in millions):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$414.4	$251.6
Net cash used in investing activities	(321.6)	(175.1)
Net cash (used in) provided by financing activities	(263.9)	253.9
(Decrease) increase in cash, cash equivalents, and restricted cash	$(171.1)	$330.4
Operating activities. The increase in Net cash provided by operating activities for the six months ended June 30, 2021 compared to the same period of 2020 primarily resulted from the approximate $101 million payment to management investors of our home health and hospice segment for vested stock appreciation rights during the first quarter of 2020 and lower revenues during 2020 resulting from the pandemic. For additional information, see Note 7, Share-Based Payments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Investing activities. The increase in Net cash used in investing activities during the six months ended June 30, 2021 compared to the same period of 2020 primarily resulted from the acquisition of Frontier during the second quarter of 2021 and an increase in purchases of property and equipment. For additional information regarding Frontier, see Note 2, Business Combinations, to the accompanying condensed consolidated financial statements.
Financing activities. The increase in Net cash used in financing activities during the six months ended June 30, 2021 compared to the same period of 2020 primarily resulted from the two partial redemptions of our 2023 Notes during the second quarter of 2021 and the purchase of equity interests held by the home health and hospice management team during the first quarter of 2020 offset by the proceeds received from the additional offering of our 4.50% Senior Notes due 2028 and of our existing 4.75% Senior Notes due 2030 during the second quarter of 2020. For additional information, see Note 5, Redeemable Noncontrolling Interests, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2020 Form 10‑K.

Contractual Obligations
Our consolidated contractual obligations as of June 30, 2021 are as follows (in millions):

	Total	July 1 through December 31, 2021	2022 - 2023	2024 - 2025	2026 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,704.6	$7.3	$151.6	$582.4	$1,963.3
Revolving credit facility	45.0	—	—	45.0	—
Interest on long-term debt (b)	858.9	63.1	246.2	225.4	324.2
Finance lease obligations (c)	658.5	51.1	103.7	101.3	402.4
Operating lease obligations (d)	333.8	28.0	100.3	71.0	134.5
Purchase obligations (e)	110.0	28.2	54.2	18.2	9.4
Other long-term liabilities (f)(g)	3.2	0.3	0.4	0.4	2.1
Total	$4,714.0	$178.0	$656.4	$1,043.7	$2,835.9
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
(b)    Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2021. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.
(c)    Amounts include interest portion of future minimum finance lease payments.
(d)    Our inpatient rehabilitation segment leases approximately 11% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 7, Leases, to the consolidated financial statements accompanying the 2020 Form 10‑K.
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
(g)    The table above does not include Redeemable noncontrolling interests of $32.9 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. See Note 5, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2021, we made capital expenditures of approximately $223 million for property and equipment, capitalized software, and other intangible assets. During 2021, we expect to spend approximately $580 million to $665 million for capital expenditures. Approximately $165 million to $195 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend approximately $100 million on home health and hospice acquisitions during 2021, inclusive of the Frontier acquisition discussed in the “Executive Overview” section of this Item. Actual amounts spent will be dependent upon the timing of development projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2020, February 2021, and May 2021, our board of directors declared cash dividends of $0.28 per share that were paid in January 2021, April 2021 and July 2021, respectively. On July 20, 2021, our board of directors declared a cash dividend of $0.28 per share, payable on October 15, 2021 to stockholders of record on October 1, 2021. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of June 30, 2021, approximately $198 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
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

Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of June 30, 2021.

Six Months Ended June 30, 2021
(In Millions)
Net operating revenues	$1,814.4
Intercompany revenues generated from non-guarantor subsidiaries	9.6
Total net operating revenues	$1,824.0

Operating expenses	$1,541.6
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	15.1
Total operating expenses	$1,556.7

Income from continuing operations	$143.3
Net income	$143.0
Net income attributable to Encompass Health	$143.0

	As of June 30, 2021	As of December 31, 2020
	(In Millions)
Total current assets	$665.3	$712.4

Property and equipment, net	$1,730.8	$1,574.6
Goodwill	2,063.7	1,973.6
Intercompany receivable due from non-guarantor subsidiaries	145.9	147.8
Other noncurrent assets	692.1	701.2
Total noncurrent assets	$4,632.5	$4,397.2

Total current liabilities	$712.4	$579.3

Long-term debt, net of current portion	$3,053.4	$3,213.1
Other noncurrent liabilities	310.6	306.3
Total noncurrent liabilities	$3,364.0	$3,519.4
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
Our Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$142.0	$48.3	$274.8	$157.0
Loss (income) from discontinued operations, net of tax, attributable to Encompass Health	0.3	(0.1)	0.3	—
Net income attributable to noncontrolling interests	(28.7)	(14.8)	(54.2)	(36.5)
Provision for income tax expense	39.5	11.8	74.0	38.9
Interest expense and amortization of debt discounts and fees	41.8	45.8	84.6	89.0
Government, class action, and related settlements	—	—	—	2.8
Loss on disposal or impairment of assets	2.9	3.0	2.8	3.1
Depreciation and amortization	63.4	60.7	125.9	119.5
Loss on early extinguishment of debt	1.0	—	1.0	—
Stock-based compensation expense	12.0	9.9	14.8	17.0
Costs associated with the strategic alternatives review	4.1	—	5.0	—
Costs associated with the Frontier acquisition	1.3	—	1.3	—
Gain on consolidation of joint venture formerly accounted for under the equity method of accounting	—	—	—	(2.2)
Change in fair market value of equity securities	(0.7)	(2.4)	(0.6)	0.1
Payroll taxes on SARs exercise	—	—	—	1.5
Adjusted EBITDA	$278.9	$162.2	$529.7	$390.2

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$414.4	$251.6
Interest expense and amortization of debt discounts and fees	84.6	89.0
Equity in net income of nonconsolidated affiliates	2.0	1.5
Net income attributable to noncontrolling interests in continuing operations	(54.2)	(36.5)
Amortization of debt-related items	(4.0)	(3.1)
Distributions from nonconsolidated affiliates	(1.8)	(2.0)
Current portion of income tax expense	67.8	48.0
Change in assets and liabilities	11.0	40.5
Cash used in operating activities of discontinued operations	0.6	0.1
Costs associated with the strategic alternatives review	5.0	—
Costs associated with the Frontier acquisition	1.3	—
Change in fair market value of equity securities	(0.6)	0.1
Payroll taxes on SARs exercise	—	1.5
Other	3.6	(0.5)
Adjusted EBITDA	$529.7	$390.2
For additional information see the “Results of Operations” and “Segment Results of Operations” sections of this Item.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of June 30, 2021, our primary variable rate debt outstanding related to $45.0 million in advances under our revolving credit facility and $245.1 million under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $2.5 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.3 million over the next 12 months.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2021 that have a material effect on our Internal Control over Financial Reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2021:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1, through April 30, 2021	694	$84.17	—	$198,053,924
May 1, through May 31, 2021	8,649	84.53	—	198,053,924
June 1, through June 30, 2021	—	—	—	198,053,924
Total	9,343	84.50	—
(1)Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program, if any, as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In April, 224 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	August 3, 2021

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1	Letter Agreement, dated June 21, 2021, between Encompass Health Corporation and Barbara A. Jacobsmeyer.+

22	List of Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract or compensatory plan or arrangement.