Form 10-K
period 2021-12-31
Encompass Health Corp
filed 2022-02-25
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer ☒        Accelerated filer ☐        Emerging growth company ☐
    Non-Accelerated filer ☐        Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.6 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 99,438,215 shares of common stock of the registrant outstanding, net of treasury shares, as of February 11, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2022 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND SUMMARY OF RISK FACTORS
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, the spread and impact of the COVID-19 pandemic, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy and ongoing strategic review, including the planned separation of our home health and hospice business, dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause, and in the case of the COVID-19 pandemic has already caused, actual results to differ materially from those estimated by us include, but are not limited to, each of the factors discussed in Item 1A, Risk Factors, summarized in the list below, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-K, in our other SEC filings from time to time, or in materials incorporated therein by reference.
Risks Related to the Strategic Review and Planned Spin Off of Our Home Health and Hospice Business
•Our ongoing strategic review and planned spin off of our home health and hospice business exposes us to a number of risks and uncertainties, including diversion of management’s time to the process; the incurrence of significant expenses associated with the review and pursuit of the planned separation or transaction; increased difficulties in attracting, retaining or motivating key management personnel; exposure to potential litigation; and inability to complete or realize anticipated benefits from the planned separation or other strategic alternative involving our home health and hospice business, any of which could adversely affect our business, financial results or condition, or stock price.
•If the spin off is completed, both the remaining company and the new company will be highly concentrated in their respective primary lines of business, particularly with respect to Medicare regulations and reimbursement, and each will be a less diversified company than we currently are.
•If the spin off is completed, there may be changes in our stockholder base, which may cause volatility in the price of our common stock.
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
•Governmental actions in response to the COVID-19 pandemic, such as limitations on elective procedures, vaccine mandates, shelter-in-place orders, new workplace regulations, facility closures and quarantines, could reduce volumes, lead to staffing shortages, increase staffing costs, and otherwise impair our ability to operate and provide care and in many instances already have done so.
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
Other Regulatory Risks
•Changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, and other payment system reforms) could decrease revenues and increase the costs of complying with the rules and regulations.
•The ongoing evolution of the healthcare delivery system, including alternative payment models and value-based purchasing initiatives, could decrease our reimbursement rate or increase costs associated with our operations.
•Compliance with the extensive and frequently changing laws and regulations applicable to healthcare providers, including those related to data privacy and security, anti-trust, and employment practices, requires substantial time, effort and expense, and if we fail to comply, we could incur penalties and significant costs of investigating and defending asserted claims, whether meritorious or not, or be required to make significant changes to our operations.
•Our inability to maintain proper local, state and federal licensing, including compliance with the Medicare conditions of participation and provider enrollment requirements, such as the CMS vaccine mandate, could decrease our revenues.
Other Operational and Financial Risks
•Incidents affecting the proper operation, availability, or security of our or our vendors’ or partners’ information systems, including the patient information stored there, could cause substantial losses and adversely affect our operations, and governmental mandates to increase use of electronic records and interoperability exacerbate that risk.
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
•Our inability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment with often severe staffing shortages and potential union activity could increase staffing costs and adversely affect other financial and operating results.
•Competitive pressures in the healthcare industry, including from other providers that may be participating in integrated delivery payment arrangements in which we do not participate, and our response to those pressures could adversely affect our revenues or other financial results.
•Our inability to provide a consistently high quality of care, including as represented in metrics publish by Medicare, could decrease our revenues.
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
•General conditions in the economy and capital markets, including any disruption, instability, or uncertainty related to armed conflict or an act of terrorism, a governmental impasse over approval of the United States federal budget or an increase to the debt ceiling, an international trade war, or a sovereign debt crisis could adversely affect our financial results or condition, including access to the capital markets.
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

PART I
Item 1.Business
Overview of the Company
General
We are a national leader in integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of December 31, 2021, our national footprint spans 42 states and Puerto Rico and includes 145 hospitals and 251 home health and 96 hospice locations. We are committed to delivering high-quality, cost-effective integrated patient care.
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
On December 9, 2020, we announced a formal process to explore strategic alternatives for our home health and hospice business. As a result of this process, we expect to separate the home health and hospice business from Encompass Health into an independent public company through a spin-off distribution in the first half of 2022. On January 19, 2022, we announced the home health and hospice business would be rebranded and operate under the name Enhabit Home Health & Hospice. The rebranding of agency locations is expected to begin in mid-April 2022 and to be largely completed by the consummation of the spin off.
In addition to the discussion here, we encourage the reader to review Item 1A, Risk Factors, Item 2, Properties, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about our company.
We currently manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. The table below provides selected operating and financial data for our inpatient rehabilitation hospitals, home health agencies, and hospice agencies. See Note 19, Segment Reporting, to the accompanying consolidated financial statements for detailed financial information for each of our segments.

	As of or For the Year Ended December 31,
	2021	2020	2019
Consolidated data:	(Actual Amounts)
Inpatient rehabilitation:
Number of hospitals	145	137	133
Discharges	197,639	181,897	186,842
Number of licensed beds	9,924	9,505	9,249

Home health and hospice:
Number of home health locations (1)	251	241	245
Home health total admissions	200,626	194,249	194,498
Number of hospice locations	96	82	83
Hospice admissions	13,113	12,878	10,452

Net operating revenues:		(In Millions)
Inpatient	$3,918.1	$3,496.1	$3,423.5
Outpatient and other	96.9	70.1	89.5
Total inpatient rehabilitation	4,015.0	3,566.2	3,513.0
Home health	897.3	877.6	918.0
Hospice	209.3	200.6	174.0
Total home health and hospice	1,106.6	1,078.2	1,092.0
Net operating revenues	$5,121.6	$4,644.4	$4,605.0

(1)    These amounts include one and two locations as of December 31, 2020, and 2019, respectively, which we account for using the equity method of accounting.
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

Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our hospice business is the nation’s twelfth largest provider of Medicare-certified hospice services in terms of revenues. We operate home health and hospice agencies in 34 states, with a concentration in the southern half of the United States. As participants in the Medicare program, our agencies must comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement—Home Health” and “—Hospice” sections. We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”) on December 31, 2014. In the acquisition, we acquired 83.3% of the issued and outstanding equity interests of EHHI, and certain members of EHHI management, acquired the remaining interests. In March 2020, we acquired 100% ownership of EHHI. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” for further discussion of the history of the ownership structure of our home health and hospice business.
Our home health agencies provide a comprehensive range of Medicare-certified skilled home health services. These services include, among others, skilled nursing, physical, occupational and speech therapy, medical social work, and home health aide services. We also offer evidence-based specialty programs related to post-operative care, fall prevention, chronic disease management, and transitional care. Our home health patients are typically older adults with three or more chronic conditions and significant functional limitations, who require greater than ten medications. Our home health business benefits from a diversity of referral sources, with patients arriving from acute care hospitals, inpatient rehabilitation facilities, surgery centers, assisted living facilities and skilled nursing facilities, as well as community physicians. As with our inpatient rehabilitation hospitals, our home health agencies have treated thousands of patients suffering or recovering from COVID-19. Our teams of registered nurses, licensed practical nurses, physical, speech and occupational therapists, medical social workers, and home health aides work closely with patients, their families and physicians to deliver care plans focused on patient needs and goals.
We also provide hospice services to terminally ill patients and their families. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself. Our hospice care teams consist of physician medical directors, nurses, social workers, chaplains, therapists, hospice aides, and volunteers.

COVID-19 Pandemic
The rapid onset of the pandemic in the United States has resulted in significant changes to our operating environment. The willingness and ability of patients to seek healthcare services have been negatively affected by restrictive measures, such as travel bans, social distancing, quarantines, and shelter-in-place orders. From time to time in specific markets, elective procedures have been postponed by physicians and acute care hospitals and limited by governmental order to preserve capacity for the expected volume of COVID-19 patients and reduce the risk of the spread of COVID-19. Patients recovering from elective surgeries have historically represented approximately 15% of our home health admissions. While not a significant percentage of our inpatient rehabilitation population, we treat patients who are recovering from elective surgery with multiple comorbidities and qualify for inpatient rehabilitation care. Additionally, many in need of treatment for more severe medical conditions have chosen not to seek care because of fear of COVID-19 infection. The pandemic and governmental responses to it have created and continue to exacerbate staffing challenges for us and other healthcare providers, including our referral sources. Quarantines and vaccine mandates as well as apprehension and stress related to the pandemic have led to staffing shortages which in turn have led to increased labor costs. We have also experienced supply chain disruptions as a result of the pandemic, including increased time between ordering and receiving supplies. We have experienced and are likely to continue to experience significant price increases in medical supplies, particularly personal protective equipment (“PPE”). The federal government has undertaken numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the pandemic as described below in the “Sources of Revenue—Medicare Reimbursement” section. These initiatives have provided enhanced flexibility to our hospitals and agencies to care for our patients and assist acute care hospitals in maintaining hospital capacity in the current environment. The pandemic is still evolving and its future impact remains unknown and difficult to predict, with the impact on our operations and financial performance being dependent on numerous factors, including the ongoing nature of the pandemic, such as its rate of spread, duration, and geographic coverage; the rate and extent to which the virus mutates and the severity of the symptoms of the variants; the rates of vaccination and therapeutic remedies; the legal, regulatory, and administrative developments related to the pandemic at federal, state, and local levels, such as vaccine mandates, anti-mandate laws and orders, shelter-in-place orders, suspended services, and quarantines; and our infectious disease prevention and control efforts. For discussion of the financial and operational impacts we have experienced as a result the pandemic, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In the continuously changing operating environment during the pandemic, we have taken the following steps to ensure the safety and well-being of our patients and employees:

✓	staying current with the Centers for Disease Control and Prevention’s (the “CDC”) guidance on testing and the use of PPE, which is frequently updated;
✓	working with our supply chain and securing secondary sources to ensure an adequate supply of PPE to protect our staff and patients;
✓	acquiring testing devices;
✓	limiting visitors in our hospitals;
✓	screening everyone entering our hospitals and self-screening all home health and hospice employees;
✓	performing pre-visit telephone calls to assess risk factors within the home, including patient and caregiver health status;
✓	following social distancing recommendations in our therapy gyms and performing therapy in patient rooms, if needed;
✓	changing hospital configurations to protect patients from potential exposure to the virus;
✓	implementing work-at-home policies for many home office employees; and
✓	halting all non-essential travel when appropriate.

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
•People. We believe our employees share a steadfast commitment to providing outstanding care to our patients. We undertake significant efforts to ensure our clinical and support staff receives the education and training necessary to provide the highest quality care in the most cost-effective manner. We also have hospital staff trained for all patient acuity levels faced in the post-acute setting. We embrace the Encompass Health Way, our core set of values developed through input from a broad cross section of our employees. The Encompass Health Way calls on each of our employees to set the standard, lead with empathy, do what’s right, focus on the positive, and ensure we are stronger together. In light of well-publicized challenges to hire and retain qualified personnel in the healthcare industry, we believe our award-winning culture is essential to attracting and retaining talent. For further discussion of our human capital management and our award-winning culture, see the section titled “Human Capital Management” below.
•Change Agility. We have a demonstrated ability to adapt in the face of numerous and significant regulatory and legislative changes. We rapidly moved to adapt our operations to the unprecedented pandemic. Additionally, while addressing the urgent challenges presented by the pandemic, both operating segments successfully managed through significant changes in their respective Medicare reimbursement systems in 2020. We believe consistent and disciplined operating models allow us to be nimble and responsive to change.
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
•Home Health and Hospice Well-Positioned for Value-Based Care. Value-based contracts are a growing focus for us, and as payors emphasize reimbursement models driven by value, we believe they will continue to seek out our clinical outcomes and appreciate our cost-efficient services. Our history and participation in these programs have allowed us to collaborate with approximately 160 alternative payment models, including Next Generation accountable care organizations (“ACOs”), Medicare Shared Savings Program ACOs, and Direct Contracting Models. In the fourth quarter of 2020, we executed a new national contract with UnitedHealthcare for our home health services.
•Clinical Expertise and High-Quality Outcomes. We have extensive facility-based and home-based clinical experience from which we have developed standardized best practices and protocols. We believe these clinical best practices and protocols, particularly as leveraged with our well-trained clinicians and industry-leading technology, help ensure the delivery of consistently high-quality healthcare services, reduced inefficiencies, and improved performance across a spectrum of operational areas.
•Cost Effectiveness. Our scale, density, data-driven business practices, consistent and disciplined operating model, and culture help us provide facility-based and home-based healthcare services on a cost-effective basis. We leverage our comprehensive IT capabilities and centralized administrative functions, identify best practices, utilize proven staffing models, and take advantage of supply chain efficiencies across our extensive platform of operations. Our information systems allow users to analyze data and trends and create custom reports on a timely basis. Additionally, our home-based healthcare services are part of the broader industry focus on reducing costs by delivering care, when clinically appropriate, in the significantly lower cost home setting.
•Financial Resources. We have a proven track record of generating strong cash flows from operations that have allowed us to successfully pursue our growth strategy, manage our financial leverage, and make significant shareholder distributions. As of December 31, 2021, we have a strong, well-capitalized balance sheet, including ownership of approximately 74% of our hospital real estate, no significant debt maturities prior to 2024, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our business strategy.
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
Patients and Demographic Trends
Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future, reaching approximately 73 million people over the age of 65 by 2030. Even more specifically, the average age of our patients is approximately 76, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring or opening home health and hospice agencies in those fragmented industries.
Strategy and 2022 Strategic Priorities
The following discussion of strategy and strategic priorities assumes the continuation of operations under a single ownership structure for a portion of 2022. As discussed above, we plan to separate our home health and hospice business into an independent public company.
Our overall strategy is to expand our network of inpatient rehabilitation hospitals and home health and hospice locations, further strengthen our relationships with healthcare systems, provider networks, and payors in order to connect patient care across the healthcare continuum, and to deliver superior patient outcomes. We believe this strategy, along with our demonstrated ability to adapt to changes in healthcare, will position us for success in the evolving healthcare delivery system. In pursuit of our strategy, we established the following strategic priorities for 2022.
Inpatient Rehabilitation. In pursuit of our strategy, we established the following strategic priorities for 2022 for our inpatient rehabilitation segment.
•Growth. We target the addition of 6 to 10 new inpatient rehabilitation hospitals per year. We also believe we will continue to have organic growth opportunities in our inpatient rehabilitation segment based on our pre-pandemic track record of consistent growth, planned bed additions at a number of existing hospitals, and the maturation of newly opened and acquired locations.
•Operational Initiatives. Our priorities include operational initiatives that build on momentum from recent years. We will seek to continue to increase clinical collaboration in both overlap and non-overlap markets. We believe our clinical collaboration efforts have and will continue to contribute to reductions in discharges to skilled nursing facilities, higher discharges to community, and improved patient experience. We will have to make some changes to our collaboration process in light of the pending separation of our businesses.
Given the significant number of stroke patients in need of post-acute care, we will continue working to build our stroke market share by leveraging our strategic sponsorship of the American Heart Association/American Stroke Association, the inpatient rehabilitation facility (“IRF”) treatment recommendations published by the Department of Veterans’ Affairs and the Journal of the American Medical Association, our clinical collaboration, and our hospitals’ participation in The Joint Commission’s Disease-Specific Care Certification Program. As of December 31, 2021, 125 of our 145 hospitals held stroke-specific certifications that required us to demonstrate effective use of evidence-based clinical practice guidelines to manage and optimize stroke care and an organized approach to performance measurement and evaluation of clinical outcomes.
We will continue to develop and implement post-acute solutions that allow us to apply our clinical expertise, large post-acute datasets, electronic medical record technologies, and strategic partnerships to drive improved patient outcomes and lower the cost of care across the entire post-acute episode, such as our fall prevention model rolled out to hospitals in late 2021.
We will seek to expand efforts and initiatives to recruit and retain a qualified clinical workforce.
Home Health and Hospice. Our home health and hospice segment has the following strategic priorities for 2022.
•Growth. We believe we will continue to have organic growth opportunities in our home health and hospice segment based on our pre-pandemic track record of consistent growth and the maturation of acquired locations.
We target $50 million to $100 million in home health and hospice acquisitions per year. In 2022, we will again identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position and increase our referral base. We plan to continue to focus on building overlap between our home health and hospice segments, as well as identifying attractive new geographies in which we currently do not have a home health and hospice presence.
We will work to expand relationships with health systems through clinical collaboration and care transition programs and joint venture arrangements. We have a strong foundation of working with health systems, and we now will have a strategic focus on leveraging our historical success with health systems to identify, evaluate and develop joint venture arrangements.
We will continue to execute on our de novo strategy to complement the organic growth of our home health and hospice businesses. In 2022, we plan to open de novo agencies in 10 markets. We also believe the ability to co-locate home health and hospice will allow us to grow with minimal incremental infrastructure costs while also leveraging our existing referral sources and brand.
•Operational Initiatives. We believe participation in the Centers for Medicare & Medicaid Services’ Innovation Center alternative delivery payments models will remain a key strategic initiative in 2022 and beyond. We will seek to increase our participation in these risk-based payment models.
We believe our expertise in delivering high-quality and cost-efficient care positions us favorably to capture future Medicare Advantage volumes for our home health and hospice businesses. We will seek to negotiate additional value-based payment arrangements with Medicare Advantage payors.
We have historically focused on skilled home health and hospice services. However, evolving alternatives for in-home care may present opportunities for us to develop adjacent service offerings. In 2022, we plan to seek to expand on existing and identify new collaborative arrangements with private duty home care providers, who deliver non-skilled patient care, to allow us to entertain strategic initiatives such as “SNF at Home” or “Hospital at Home” within specific markets.

We will continue to integrate effective technologies and evidence-based data tools into our delivery of patient care. We are also piloting telehealth in the form of virtual visits and text messaging.
We will work to enhance and grow our care transition program in both home health and hospice which fosters collaboration with other healthcare organizations including short-term acute care hospitals, long-term acute care hospitals, inpatient rehabilitation facilities, skilled nursing facilities, and ambulatory surgical centers.
We will prioritize efforts and initiatives to recruit and retain a qualified clinical workforce.

Capital Structure. We will seek to maintain balance sheet flexibility, consider opportunistic refinancings and augment returns from investments in operations with shareholder distributions via common stock dividends and repurchases of our common stock.
For additional discussion of our strategic priorities as well as our progress toward our priorities in 2022, including operating results, growth, and shareholder distributions, and our business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” “Results of Operations,” and “Liquidity and Capital Resources.”
Human Capital Management
Overview of Our Employees. Since the start of the pandemic in 2020, our employees have made inspiring sacrifices and showed extraordinary dedication to providing outstanding patient care in our hospitals and in our patients’ homes across the country during the pandemic. As of December 31, 2021, we employed approximately 43,400 individuals. In the healthcare services sector, many professionals, such as nurses, desire flexible work arrangements. Accordingly, part-time and per diem employees represent a large percentage of our employee population. Except for 44 employees at one hospital (approximately 14% of that hospital’s workforce), none of our employees are represented by a labor union as of December 31, 2021. The chart below includes a breakdown of our employees by segment.

	Inpatient Rehabilitation	Home Health and Hospice
Total Employees	32,463	10,899
Full-time Employees	19,914	8,086
Part-time Employees	2,377	210
Pool/Per-diem Employees	10,172	2,603
In some markets, the shortage of clinical personnel is a significant operating issue facing healthcare providers. The Centers for Medicare & Medicaid Services (“CMS”) vaccine mandate applicable to Medicare and Medicaid-certified healthcare providers has and will continue to exacerbate staffing shortages. Shortages of nurses and other clinical personnel, including therapists, may, from time to time, require us to increase use of more costly temporary personnel, which we refer to as “contract labor,” and other types of premium pay programs. In order to recruit and retain those clinical employees, we maintain a total rewards program that we view as a combination of the tangible components of pay and benefits with the intangible components of a culture that encourages learning, development, and a supportive work environment. We believe our outstanding employee engagement scores, discussed below, evidence that our human capital management efforts have been successful. We also believe our recognition as one of Fortune Magazine’s “100 Best Companies to Work For” and the recognition of both our segments in Modern Healthcare’s “Best Places to Work” is further evidence of that success. We focus on the following strategic human capital imperatives:
•Maintaining competitive compensation and benefit programs that reward and recognize employee performance;
•Fostering a strong culture that values diversity, equity, and inclusion; and
•Emphasizing employee development and engagement to attract talent and reduce turnover.
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
•we make annual grants of restricted stock to employees (approximately 380 in 2021) at various levels, including non-executive management, to foster a strong sense of ownership and align the interests of management with those of our stockholders.
Diversity, Equity, and Inclusion. We believe fostering a strong culture that values diversity, equity, and inclusion, or DE&I, allows us to be competitive in recruiting and retaining employees. We maintain a DE&I program that is overseen by a committee of diverse individuals committed to our mission of a better way to care and supported by a dedicated DE&I specialist role. The program is further supported by four distinct sub-committees comprised of a broad and cross-functional group, including our leadership and front line staff. The key components of our DE&I program are:
•Workforce Attraction and Development – We are committed to ensuring that all of our employees are trained on DE&I as a foundational element of our employee and leadership development curriculum. Our other DE&I initiatives include: scholastic partnerships with historically black colleges, recruitment tools to help identify diverse talent, a website career tool to help veterans find jobs that closely align with their specific skills, and ongoing and policy reviews to incorporate language that supports DE&I. In our home health and hospice segment, we also have a Welcome Ambassador program to ensure all employees are welcomed and aware of our organizational commitment to DE&I and to accelerate onboarding.
•Community Partnership – We partner with groups in our communities to establish and maintain relationships in an effort to improve health outcomes in those communities. One example of this type of partnership is our arrangement with Holy Family Cristo Rey Catholic High School in Birmingham. This partnership allows adolescents from disadvantaged groups to gain tangible working experience in our corporate office while earning funds for school tuition. In 2021, we sponsored six students. Our other community initiatives include a quarterly DE&I digest that provides information on our DE&I initiatives to people outside the company; membership in the National Association of Health Service Executives (“NAHSE”), an organization that promotes the advancement and development of minority healthcare leaders; participation in NAHSE’s minority male leadership academy; and participation in a regional working group of Alabama-based businesses convened to discuss and share DE&I best practices.
•Support and Equip – We use our weekly blasts and podcasts to educate our employees about DE&I topics, such as unconscious bias. This education supports our employees by equipping them with the informational tools necessary to better foster an inclusive and diverse workplace. We also provide annual training on DE&I to our employees, which 95% of our employees successfully completed in 2021. This training seeks to encourage conversations between employees and managers around ways to promote DE&I throughout the organization.
•Opportunity – We are pursuing further specific initiatives, including a leadership DE&I program in our inpatient rehabilitation business, to identify and create opportunities for diverse leaders.
•Supplier Diversity – We maintain a supplier base program that offers contracting opportunities with manufacturers, distributors and service providers that are certified as minority-owned, veteran-owned and small disadvantage-owned businesses, and we are researching diverse supplier certifying organizations.

We have undertaken other initiatives to emphasize the importance of DE&I. For example, we participate in the CEO Action for Diversity and Inclusion Pledge. This coalition of more than 1,000 chief executive officers is dedicated to advancing DE&I in the workplace. Every three to five years, we engage a third party consulting agency to help us evaluate our program and explore possible enhancements. We then provide the feedback to our board of directors. We have published a series of video conversations with various employees and members of executive management in order to highlight personal experience with prejudice and injustice and to promote DE&I.
Employee Development and Engagement. We believe promoting employee development and engagement furthers our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment where staffing shortages are not uncommon. We track and measure therapist and nurse turnover in our inpatient rehabilitation segment and overall turnover for our full-time employees in our home health and hospice segment (excluding those at new stores and most at the corporate office) on a quarterly and annual basis for significant trends and outliers, but we do not believe comparisons to benchmarks are material given the variations in survey data across markets, hospital sizes, practice settings, and practice specialties. The table below shows those turnover rates for 2021 and 2020.

	2021	2020
Therapist (IRF)	7.9%	5.3%
Nurse (IRF)	27.4%	23.0%
Overall (HH&H)	33.3%	26.7%
We support the long-term career aspirations of our employees through education and personal development.
•Education Opportunities. We offer our nurses an opportunity to advance their academic degrees at a reduced tuition rate of 20% to 50% of the total program cost. To date, approximately 1,365 of our nurses have taken advantage of this opportunity. Additionally, our full-time inpatient nursing and therapy staff have unlimited access to online education and training to ensure continuing education units are available at no cost.
•Tuition Reimbursement/Scholarship Programs. Employees also have the opportunity to advance their education through our tuition reimbursement and scholarship programs. We reimbursed over $1.4 million in tuition and paid over $3 million toward employees’ student loan debt in 2021. We also provide over 100 scholarships each year to employees seeking to improve professional licensing or certifications or achieve new academic degrees.
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
•Employee Development Center. We offer extensive on-site and remote courses to develop our employees in our home health and hospice segment. Courses include clinical, sales, operations, and leadership development programs that help our employees stay current on best practices, ensure compliance with policies and process, and promote continued growth and development at all levels of the organization. Two state-of-the-art classrooms have been designed to enhance the educational environment to support adult learning principles and sustained impact of our educational programs.
•Other Employee Development Programs:
*career ladders that offer paths to develop, demonstrate, and be rewarded for expanded responsibility in nursing, therapy and case management;
*formal coaching online development library that provides access to a wide range of readily available internal and external content on many topics important for success in current or desired jobs;
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
We believe employee engagement is another important driver of employee retention. We conduct an annual employee engagement survey open to all of our employees. In 2021, 78% of our employees participated in the survey, which measures perceptions based on responses to 39 questions. In 2021, we scored above healthcare benchmarks as a company in each of the following categories on the survey:

•ethics and compliance	•teamwork
•culture of safety	•engagement
•diversity, equity, and inclusion	•culture of trust
•work environment	•individual value
•leadership	•communication
Competition
Inpatient Rehabilitation. The inpatient rehabilitation industry, outside of our leading position, is highly fragmented. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, most of which are within acute care hospitals, in the markets we serve. An acute care hospital, particularly one owned or operated by a large public company or not-for-profit that has a dominant position in the local market, can be a formidable competitor because 91% of our patients come from acute care hospitals. There are several privately held companies offering post-acute rehabilitation services that compete with us primarily in select geographic markets. In addition, there is a public company that is primarily focused on other post-acute care services, including approximately 1,900 outpatient clinics, but also operates approximately 30 freestanding inpatient rehabilitation hospitals. Other providers of post-acute care services compete for some rehabilitation patients. For example, nursing homes may market themselves as offering certain rehabilitation services, particularly to patients not in need of intensive rehabilitation therapy, even though those nursing homes are not required to offer the same level of care, and are not licensed, as hospitals. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payors and the acute care hospitals, physicians, or other referral sources in the market, and the regulatory barriers to entry in certificate of need states. The ability to work as part of an integrated delivery payment model with other providers, including the ability to deliver quality patient outcomes and cost-effective care, could become an increasingly important factor in competition if a significant number of people in a market are participants in one or more of these models. See the “Regulation—Relationships with Physicians and Other Providers” and “Regulation—Certificates of Need” sections below for further discussion of some of these factors. For a list of our inpatient rehabilitation markets by state, see the table in Item 2, Properties.
Home Health and Hospice. The home health and hospice services industries are also highly competitive and fragmented. In 2020, there were more than 11,300 home health agencies and more than 5,000 hospice agencies nationwide certified to participate in Medicare. We are the fourth largest provider of Medicare-certified skilled home health services in the United States in terms of Medicare revenues. Our primary competition varies from market to market. Providers of home health and hospice services include both not-for-profit and for-profit organizations. There are two other public healthcare companies with significant presences in the Medicare-certified home health industry, and one insurance company that owns one of the largest providers of Medicare-certified skilled home health services. That insurance company not only owns one of the largest home health providers but, by nature of being a payor, can designate which home health and hospice agencies are in or out of the participating provider networks and can set reimbursement rates for network participants. The primary competitive factors in any given market include the quality and cost of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payors and the acute care hospitals, physicians, and other referral sources in the market, and the regulatory barriers to entry in certificate of need states. The entities that participate in these types of models are growing in their ability to influence the patient referral landscape in the geographies they cover. The ability to work as part of an integrated care delivery model with other providers could become an increasingly important factor in competition if a significant number of people in a market are participants in one or more of these models. As of December 31, 2021, our home health and hospice segment is collaborating with approximately 160 alternative payment models, including Next Generation ACOs, Medicare Shared Savings Program ACOs, and Direct Contracting Models. Home health providers with scale, which include the other public companies, may have competitive advantages, including professional management, efficient operations, sophisticated information systems, brand recognition, and large referral bases. For a list of our home health and hospice markets by state, see the table in Item 2, Properties.
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

Sources of Revenues
We receive payment for patient care services from the federal government (primarily under the Medicare program), managed care plans and private insurers, and, to a considerably lesser degree, state governments (under their respective Medicaid or similar programs) and directly from patients. Revenues and receivables from Medicare are significant to our operations. The federal and state governments establish payment rates as described in more detail below. We negotiate the payment rates with non-governmental group purchasers of healthcare services that are included in “Managed care” in the tables below, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other managed care plans. Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, and other private insurance plans, HMOs, or PPOs but are responsible to the extent of any exclusions, deductibles, copayments, or coinsurance features of their coverage. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in managed care plans. Revenues from Medicare and Medicare Advantage represent approximately 82% of total revenues.
The following tables identify the sources and relative mix of our revenues for the periods stated for each of our business segments:

Inpatient Rehabilitation
	For the Year Ended December 31,
	2021	2020	2019
Medicare	64.4%	66.7%	72.2%
Medicare Advantage	15.2%	15.3%	10.7%
Managed care	12.1%	10.4%	9.8%
Medicaid	4.1%	3.9%	3.1%
Other third-party payors	1.1%	1.2%	1.2%
Workers' compensation	0.6%	0.6%	0.8%
Patients	0.5%	0.5%	0.7%
Other income	2.0%	1.4%	1.5%
Total	100.0%	100.0%	100.0%

Home Health and Hospice
	For the Year Ended December 31,
	2021	2020	2019
Medicare	81.9%	83.1%	84.2%
Medicare Advantage	10.6%	10.8%	10.2%
Managed care	5.9%	4.4%	3.6%
Medicaid	1.4%	1.4%	1.7%
Workers' compensation	—%	0.1%	0.1%
Patients	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%
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
The Medicare statutes are subject to change from time to time. For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act (as subsequently amended, the “ACA”). In December 2018, a federal district court in Texas invalidated the ACA in their entirety but postponed enforcement of that decision pending appeal. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit affirmed the district court decision but remanded the case for additional analysis on the question of severability. A group of state attorneys general subsequently appealed the case to the Supreme Court of the United States. On June 17, 2021, the Supreme Court issued an opinion in the case of California v. Texas, upholding the ACA. With respect to Medicare reimbursement, the ACA provides for specific reductions to healthcare providers’ annual market basket updates and other payment policy changes. In August 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through fiscal year 2030 unless Congress and the President take further action. In response to the public health emergency associated with the pandemic, Congress and the President suspended sequestration through March 31, 2022, as discussed further below. Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit in the federal budget, Statutory PAYGO requires OMB to order sequestration of Medicare. The Congressional Budget Office estimated that the American Rescue Plan Act would result in budget deficits necessitating a 4% reduction in Medicare program payments for 2022 under the Statutory PAYGO, but the Protecting Medicare and American Farmers from Sequester Cuts Act suspended until 2023 the Statutory PAYGO reductions that would have gone into effect.
On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “2018 Budget Act”), which includes several provisions affecting Medicare reimbursement. Among those changes, the 2018 Budget Act mandated the adoption of a new Medicare payment model for home health providers which went into effect January 1, 2020. In the future, concerns about the federal deficit, national debt levels and the solvency of the Medicare trust fund could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. Healthcare will almost certainly be the subject of significant regulatory and legislative changes regardless of the party in control of the executive and legislative branches of state and federal governments.
From time to time, Medicare regulations, including reimbursement methodologies and rates, can be further modified by CMS. CMS, subject to its statutory authority, may make some prospective payment system changes, including in response to MedPAC recommendations. For example, CMS changed the IRF-PPS, effective October 1, 2019, to replace the FIM™ assessment instrument with new patient assessment measures, which we refer to as “Section GG functional measures” or “Section GG” based on the designation CMS assigned to them. Section GG affects patients’ classification into case-mix groupings, relative weights, and length-of-stay values under the IRF-PPS, which in turn affect our reimbursement amounts. In some instances, CMS’s modifications can have a substantial impact on healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in prospective payment systems, including the IRF-PPS and HH-PPS, by what is commonly known as a “market basket update.” CMS may take other regulatory action affecting rates as well. For example, under the ACA, CMS requires IRFs to submit data on certain quality of care measures for the IRF quality reporting program. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in a subsequent Medicare fiscal year. IRFs began submitting quality data to CMS in October 2012. All of our inpatient rehabilitation hospitals have met the reporting deadlines to date resulting in no corresponding reimbursement reductions. Similarly, home health and hospice agencies are required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket update. For 2022, we do not expect any of our home health and hospice agencies experience a reduction in reimbursement rates.
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
Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent one of the most significant challenges to our business, our operations are also affected by other rules and regulations that indirectly affect reimbursement for our services, such as data coding rules and patient coverage rules and determinations. For example, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable and necessary. Current CMS coverage rules require inpatient rehabilitation services to be ordered by a physician and be coordinated by an interdisciplinary team and the admission to the IRF must be reviewed and approved by a specialized rehabilitation physician. The interdisciplinary team must meet weekly to review patient status and make any needed adjustments to the individualized plan of care. Qualified personnel must provide the rehabilitation nursing, physical therapy, occupational therapy, speech-language pathology, social services, psychological services, and prosthetic and orthotic services that may be needed. Medicare contractors processing claims for CMS make coverage determinations regarding medical necessity that can represent novel or restrictive interpretations of the CMS coverage rules. Those interpretations are not made through a notice and comment review process. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us.
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
In response to the public health emergency associated with the pandemic, Congress and CMS adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which temporarily suspended sequestration for the period of May 1 through December 31, 2020. The CARES Act also authorized the cash distribution of relief funds from the United States Department of Health and Human Services (“HHS”) to healthcare providers. We did not accept any CARES Act relief funds. The Consolidated Appropriations Act, 2021 (the “2021 Budget Act”), signed into law on December 27, 2020, provided for additional provider relief funds. We intend to refuse any additional provider relief funds distributed in the future whether authorized under the 2021 Budget Act or other legislation.

The sequestration suspension has been extended a number of times. Sequestration is currently scheduled to resume as of April 1, 2022 but will only be a 1% payment reduction through June 30, 2022. Thereafter, the full 2% Medicare payment reduction will resume. Federal legislation, including the CARES Act and the 2021 Budget Act, and CMS regulatory actions include a number of other provisions, which are discussed below, affecting our reimbursement and operations in both segments.

A basic summary of current Medicare reimbursement in our business segments follows:
Inpatient Rehabilitation. As discussed above, our inpatient rehabilitation hospitals receive a fixed payment reimbursement amount per discharge under the IRF-PPS based on the patient’s rehabilitation impairment category and other characteristics and conditions identified by the attending clinicians. In order to qualify for reimbursement under the IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. For example, a physician must approve admission of each patient and in doing so determine that the treatment of the patient in an IRF setting is reasonable and necessary. In addition, to qualify as an IRF under Medicare rules, a facility must be primarily focused on treating patients with one of 13 specified medical conditions that typically require intensive therapy and supervision, such as stroke, brain injury, hip fracture, certain neurological conditions, and spinal cord injury. Specifically, at least 60% of a facility’s patients must have a diagnosis or qualifying comorbidity from at least one of these 13 conditions, which requirement is known as the “60% Rule.” Also, each patient admitted to an IRF must be able to tolerate a minimum of three hours of therapy per day for five days per week and must have a registered nurse available 24 hours, each day of the week.
The CARES Act temporarily suspends the requirement that patients must be able to tolerate a minimum of three hours of therapy per day for five days per week. Additionally, CMS has waived certain of the requirements, including the exclusion of COVID-19 admissions from the compliance calculation under the 60% Rule. CMS has also issued a waiver to permit the rehabilitation physician to conduct face-to-face visits using telehealth.
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
On August 4, 2020, CMS released its notice of final rulemaking for fiscal year 2021 IRF-PPS (the “2021 IRF Rule”). The 2021 IRF Rule implemented a net 2.4% market basket increase effective for discharges between October 1, 2020 and September 30, 2021. The 2021 IRF Rule also included changes that impacted our hospital-by-hospital base rate for Medicare reimbursement. Such changes included, but were not limited to, revisions to the wage index and labor-related share values and updates to the case-mix group relative weights and average lengths of stay values. Additionally, the 2021 IRF Rule codified certain inpatient rehabilitation coverage documentation requirements, and, under certain conditions, allowed the use of non-physician practitioners to perform the service and documentation requirements for one of the three required face-to-face physician visits in a patient’s second and subsequent weeks in an IRF stay.
On July 29, 2021, CMS released its notice of final rulemaking for fiscal year 2022 IRF-PPS (the “2022 IRF Rule”). The 2022 IRF Rule implements a net 1.9% market basket increase (market basket update of 2.6% reduced by a productivity adjustment of 0.7%) effective for discharges between October 1, 2021 and September 30, 2022. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The 2022 IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values, updates to outlier payments and updates to the case-mix group relative weights and average lengths of stay values. The 2022 IRF Rule will also add one new quality reporting measure and update the denominator of another measure. Based on our analysis, which utilizes, among other things, the acuity of our patients annualized over a six-month prior period, our experience with outlier payments over that same time frame, and other factors, we believe the 2022 IRF Rule will result in a net increase to our Medicare payment rates of approximately 1.9% effective October 1, 2021.
Unlike our inpatient services, our outpatient services are primarily reimbursed under the Medicare Part B physician fee schedule. On November 2, 2021, CMS released its final notice of rulemaking for the payment policies under the physician fee schedule and other revisions to Part B policies for calendar year 2022. The updates to the fee schedule are not expected to be material to us. The rule also amended the hospital price transparency rule, discussed further below, by increasing the civil monetary penalties imposed on non-compliant hospitals and updating the list of activities that present barriers to allow access to the machine-readable file(s) enabling automated searches and direct downloads.
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
As of January 1, 2020, Medicare reimburses home health providers under a new payment system, referred to as the Patient-Driven Groupings Model (“PDGM”). PDGM replaced a 60-day episode of payment methodology with a 30-day payment period and relies more heavily on clinical characteristics and other patient information (such as principal diagnosis, functional level, referral source, and timing), rather than the therapy service-use thresholds under the prior system, to determine payments. Under PDGM, the initial certification remains valid for 60 days. If a patient remains eligible for care after the initial period as certified by a physician, a new treatment period may begin. There are currently no limits to the number of home health treatment periods a Medicare patient may receive assuming there is eligibility for each successive period. PDGM also reduced the early payment opportunity available through RAP in 2020. Beginning in 2021, providers no longer have the opportunity to receive early payment through the RAP process. However, providers are required to submit certain RAP documentation components within five days of the start of each payment period and are subject to reimbursement penalties if not timely filed. Beginning in 2022, home health providers are required to submit a Notice of Admission, or “NOA,” within five days of the start of the initial treatment period. CMS will reduce reimbursement for agencies that fail to submit a NOA timely.
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
On October 29, 2020, CMS released its notice of final rulemaking for calendar year 2021 for home health agencies under the HH-PPS (the “2021 HH Rule”). The 2021 HH Rule implemented a net 2.0% market basket increase (market basket update of 2.3% reduced by a productivity adjustment of 0.3%) and makes changes to the underlying wage index system. Making the previously temporary pandemic-related relief permanent, the 2021 HH Rule authorized the use of telecommunications technologies in providing care to beneficiaries under the Medicare home health benefit as long as the telecommunications technology meets certain criteria and does not replace in-person visits.
On November 2, 2021, CMS released its notice of final rulemaking for calendar year 2022 for home health agencies under the HH-PPS (the “2022 HH Rule”). The 2022 HH Rule implements a net 2.6% market basket increase (market basket update of 3.1% reduced by a productivity adjustment of 0.5%) and makes changes to the underlying wage index system. The 2022 HH Rule does not modify the current behavioral adjustment of 4.36% while they continue to analyze home health payments to ensure budget neutrality under PDGM. The 2022 HH Rule makes permanent previously temporary pandemic-related changes to Medicare home health conditions of participation, and expands the Home Health Value-Based Purchasing (“HHVBP”) Model to all Medicare-certified home health agencies in the 50 States, territories, and District of Columbia (with a maximum payment adjustment, upward or downward of 5%). Based on 2023 performance data, calendar year 2025 will be the first year in which payments may be impacted under HHVBP. Based on our preliminary analysis, which utilizes, among other things, our patient mix annualized over an eleven-month prior period, our specific geographic coverage area, and other factors, we believe the 2022 HH Rule will result in a net increase to our Medicare payment rates of approximately 3.4% effective for 30-day payment periods ending on or after January 1, 2022.
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
On July 31, 2020, CMS released its notice of final rulemaking for fiscal year 2021 for hospice agencies under the Hospice-PPS (the “2021 Hospice Rule”). The 2021 Hospice Rule implemented a net 2.4% market basket increase from October 1, 2020 through September 30, 2021.
On July 29, 2021, CMS released its notice of final rulemaking for fiscal year 2022 for hospice agencies under the Hospice-PPS (the “2022 Hospice Rule”). The 2022 Hospice Rule implements a net 2.0% market basket increase from October 1, 2021 through September 30, 2022. The 2022 Hospice Rule also makes permanent certain changes to Medicare hospice conditions of participation that were previously temporarily in effect in response to the pandemic.
For additional discussion of the 2021 Medicare payment rules and other regulatory and legislative initiatives affecting Medicare reimbursement, including relief measures associated with the pandemic, that could impact our businesses, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
Medicare Advantage, Managed Care and Other Discount Plans
We negotiate payment rates with certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. In 2021, typical rate increases for our inpatient rehabilitation contracts ranged from 2-4% and for our home health and hospice contracts ranged from 0-3%. We cannot provide any assurance we will continue to receive increases in the future. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.
As the percentage of Medicare-eligible beneficiaries choosing Medicare Advantage over traditional Medicare has grown, we have seen the percentage of our revenue derived from Medicare Advantage payors grow. In 2021, approximately 42% of Medicare beneficiaries enrolled in Medicare Advantage plans. This percentage has steadily increased over time since 2003. The Congressional Budget Office projects that the share of all Medicare beneficiaries enrolled in Medicare Advantage plans will rise to about 51% by 2030. We expect the percentage of our total revenues attributable to Medicare Advantage plans to continue to grow as well. Typically, Medicare Advantage and other managed care plans reimburse us less than traditional Medicare for the same type of care and patient.

Medicaid Reimbursement

Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of some services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues. However, for the year ended December 31, 2021, Medicaid payments represented only 3.5% of our consolidated Net operating revenues. In certain states in which we operate, we are experiencing an increase in Medicaid patients, partially the result of expanded coverage consistent with the intent of the ACA. For additional discussion, see Item 1A, Risk Factors, “Changes in our payor mix or the acuity of our patients could adversely affect our Net operating revenues or our profitability.”

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
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities or agencies, or the introduction of new beds or inpatient, home health, and hospice services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need,” or “CON,” law. As of December 31, 2021, approximately 40% of our licensed beds and 35% of our home health and hospice locations are in states or U.S. territories that have CON laws. CON laws require a reviewing authority or agency to determine the public need for additional or expanded healthcare facilities and services. These laws also generally require approvals for capital expenditures involving inpatient rehabilitation hospitals if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a CON. Any instance where we are subject to a CON law, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility, starting a new healthcare program, or opening a new home health or hospice agency.
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
In an attempt to reduce regulation and increase competition, lawmakers in several states have recently proposed modification or even full repeal of CON laws. In 2019, Florida enacted legislation to repeal CON laws for several provider types, including IRFs. We believe CON-related legislation and regulation changes, including both repeal and expansion of CON requirements, will continue to be proposed in various states for the foreseeable future.

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
Because we have hundreds of thousands of claims a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error, cost reporting error or disagreement over physician medical judgment could result in significant damages and civil and criminal penalties under the FCA. Many states have also adopted similar laws relating to state government payments for healthcare services. The ACA amended the FCA to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitations on claims by the government. The federal government has become increasingly aggressive in asserting that incidents of erroneous billing or record keeping represent FCA violations and in challenging the medical judgment of independent physicians as the basis for FCA allegations. Furthermore, well-publicized enforcement actions indicate that the federal government has increasingly sought to use statistical sampling to extrapolate allegations to larger pools of claims or to infer liability without proving knowledge of falsity of individual claims. A violation of the FCA by us could have a material adverse effect upon our business, financial position, results of operations, or cash flows. Even the assertion of a violation could have an adverse effect upon our stock price or reputation. For additional discussion, see Item 1A, Risk Factors, and Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
Relationships with Physicians and Other Providers
Anti-Kickback Law. Various state and federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the “Anti-Kickback Law”). The ACA amended the federal Anti-Kickback Law to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Law violations can be the basis for claims under the FCA. These changes and those described above related to the FCA, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. In addition to standard federal criminal and civil sanctions, including imprisonment and penalties of up to $100,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. Federal civil penalties will be adjusted to account for inflation each year. In 1991, HHS-OIG issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law. Those regulations provide for certain safe harbors for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions.
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
Under the ACA, the exception to the Stark law that currently permits physicians to refer patients to hospitals in which they have an investment or ownership interest has been dramatically limited by providing that only physician-owned hospitals with a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the physician ownership percentage in the hospital after March 23, 2010. Additionally, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, except when certain market and regulatory approval conditions are met. We have no hospitals that would be considered physician-owned under this law.
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

HIPAA
The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare or Medicaid beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive a monetary reward for providing information on Medicare fraud and abuse that leads to the recovery of at least Medicare funds. Penalties for violations of HIPAA include civil and criminal monetary penalties. The HHS Office of Civil Rights (“HHS-OCR”) implemented a permanent HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2021, we have not been selected for audit.
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
Regulation of Home Health-related Services
There are several currently evolving alternatives for home-based post-acute patient care that we believe could complement our existing home health and hospice services, including “skilled nursing facility-at-home” (or “SNF-at-home”), palliative care and “hospital-at-home.” However, the regulatory and reimbursement landscape for these services remains subject to uncertainty.

While some healthcare industry stakeholders and clinicians believe that providing SNF-level care in patients’
homes under certain circumstances may lead to improved patient outcomes and lower costs of care for payors, the licensure and reimbursement status of the SNF-at-home delivery model are generally undefined at this time. A combination of federal and state regulatory action, as well as payor reimbursement policies, will likely be needed in order to develop a framework and funding for SNF-at-home services. Unless and until such actions are taken, home-based services designed to approximate the level of care furnished in skilled nursing facilities would need to be delivered in compliance with the existing Medicare certification, state licensure, and payor reimbursement frameworks.

    Palliative care focuses on improving quality of life for patients, making the patient as comfortable as possible by anticipating, preventing, diagnosing and treating their symptoms, but does not seek to cure the patient’s underlying illness.
Unlike hospice services, which are also palliative in nature, palliative care services are not limited to patients with terminal illnesses. While the nature of the patient care is substantially similar, palliative care services and hospice are distinct from a state licensure and Medicare reimbursement perspective because patients have not yet elected (or have not qualified) to receive the Medicare hospice benefit. Medicare does not recognize palliative care services as a separate reimbursement category, but rather subjects palliative care services delivered by physicians and non-physician practitioners to the normal Medicare Part B coverage and reimbursement rules. Individual categories of professionals, such as nurses, must comply with state professional licensure regulations concerning the scope of practice as applied to palliative care services. In addition, some states may require an entity- or facility-level license, distinct from the hospice license, to provide palliative care services. Payor coverage and reimbursement policies may vary greatly depending on the state, payor, and the patient’s health plan.

Hospital-at-home refers to the provision of acute care hospital services in patients’ homes. The concept received significant industry attention following a March 2020 announcement by CMS allowing Medicare-certified hospitals to request waivers of applicable Medicare Conditions of Participation to provide acute care hospital services in patients’ homes during the
COVID-19 public health emergency. On November 25, 2020, CMS expanded and modified this program, which is now called the Acute Hospital Care at Home program. Hospital-at-home care under Medicare still requires the provider to meet all of the
Medicare Conditions of Participation applicable to hospitals and involves a much higher intensity of care than home health agencies are generally equipped to provide. In order to provide hospital-at-home care, we would need to enter into an arrangement with a Medicare-certified hospital that has received one of these Acute Hospital Care at Home waivers from CMS to be able to provide home acute care services on behalf of the hospital. Furthermore, because the Acute Hospital Care at Home program is a Medicare program designed to address the COVID-19 public health emergency, non-Medicare payor reimbursement policies are unclear and would have to be addressed individually with each payor.

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
Risks Related to the Strategic Review and the Resulting Planned Spin Off of Our Home Health and Hospice Business

Following our review of strategic alternatives for our home health and hospice business, we plan to effect a spin off of our home health and hospice business into an independent public company, but there can be no assurance that we will be successful in consummating the spin off or any other strategic alternatives, that the spin off or any other strategic alternatives will yield additional value for our stockholders, or that the planned spin off will not adversely impact our business, financial results or results of operations.

On December 9, 2020, we announced that our board of directors proceeded with a more formalized process for exploring strategic alternatives for our home health and hospice business. As a result of this process, we expect to effect a spin off of the home health and hospice business into an independent, publicly traded company by the end of the second quarter of 2022. Our board of directors believes that the separation of the inpatient rehabilitation business and the home health and hospice business into two independent, publicly traded companies will provide significant benefits to both businesses and their stakeholders, including improving the strategic and operational flexibility of each business, increasing the focus of each management team on its business strategy and operations, allowing each business to adopt a capital structure and investment policy best suited to its financial profile and business needs, and providing each company with its own equity currency to facilitate acquisitions and to better incentivize management. However, we cannot guarantee the spin off will occur. Speculation regarding the separation or any other developments related to the review of strategic alternatives for our home health and hospice business and perceived uncertainties related to the future of that business or Encompass Health could cause our stock price to fluctuate significantly.

Our exploration of strategic alternatives and the resulting plan to spin off our home health and hospice business exposes us to a number of risks and uncertainties, including the risk that we may not be able to consummate any separation transaction successfully or at all; diversion of management’s time to the process; the incurrence of significant expenses associated with the review and pursuit of the spin off or any other transaction; increased difficulties in attracting, retaining or motivating key management personnel; and exposure to potential litigation. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.

Additionally, we may not be able to realize the anticipated benefits from the spin off or any other strategic alternative involving our home health and hospice business. There can be no assurance that the spin off or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Further, our board of directors may determine to suspend or terminate the spin off of our home health and hospice business at any time. The spin off or any other outcome of this review process is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions (including the impact of the COVID-19 pandemic), industry trends, regulatory developments, litigation, and the interest of third parties in our business.

The rebranding of the home health and hospice business will involve substantial costs and may not be favorably received by our referral sources, business partners, or investors.

Historically, we have conducted our home health and hospice business under the Encompass brand as an integrated post-acute healthcare provider. In anticipation of the spin off, we expect the home health and hospice business will begin operating under the new “Enhabit” brand as soon as April in some locations. The new brand name may not improve upon the brand recognition associated with the “Encompass” name that we previously established with referral sources and business partners over a long period of time. In addition, the rebranding will involve significant costs and require the dedication of significant time and effort by management and other personnel. We cannot predict the impact of the rebranding on the business. However, if the home health and hospice business fails to establish, maintain, or enhance brand recognition associated with the

“Enhabit” name, it may affect patient referrals, which may adversely affect our ability to generate revenues and could impede the Enhabit business plan. Additionally, the costs and the dedication of time and effort associated with the rebranding may negatively affect our profitability.

If the spin off is completed, both Encompass Health’s and Enhabit’s operational and financial profiles will change and each will be a less diversified company than Encompass as it exists currently.

The spin off of our home health and hospice business will result in Encompass and Enhabit being less diversified companies with more limited businesses concentrated in their respective industries. As a result, each company may be more vulnerable to changing market and regulatory conditions, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. It is anticipated that the effective tax rate for each separate company will differ from the current consolidated effective tax rate. The regulatory and reimbursement risk for Encompass will be significantly concentrated in the Medicare inpatient rehabilitation rules and regulations. The regulatory and reimbursement risk for Enhabit will be significantly concentrated in the Medicare home health rules and regulations. For 2021, Medicare payments under the inpatient rehabilitation facility prospective payment system represented approximately 64% of the inpatient rehabilitation segment total revenue, and Medicare payments under the home health prospective payment system represented approximately 63% of the home health and hospice segment total revenue. A significant change in Medicare regulations governing either inpatient rehabilitation or home health could have a material adverse effect on business, financial condition and results of operations of the respective separate company.

If the spin off is completed, there may be changes in our stockholder base, which may cause volatility in the price of our common stock.

Investors holding our common stock may hold our common stock because of a decision to invest in a company that provide a diverse or integrated healthcare services. If the spin off is completed, shares of Encompass common stock will represent an investment in a business concentrated in inpatient rehabilitation, and shares of the common stock of Enhabit will represent an investment in businesses concentrated in home health and hospice. These changes may not match some stockholders’ investment strategies, which could cause them to sell their shares of our common stock or the common stock of Enhabit, and excessive selling pressure could cause the respective market prices to decrease following the consummation of the spin. Additionally, we cannot predict whether the combined market value of our common stock and the common stock of Enhabit after the spin off will be equal to or greater than the market value of our common stock prior to the spin off.

Novel Coronavirus Disease 2019 (“COVID-19”) Pandemic Risks

The COVID-19 pandemic (the “pandemic”) has significantly affected and is expected to continue to significantly affect our operations, business and financial condition, and our liquidity could be negatively impacted, particularly if the provision of healthcare services and the supplies for those services are disrupted for a lengthy period of time.

The pandemic has significantly affected and will continue to significantly affect our facilities, employees, business operations, and financial performance, as well as the United States economy and financial markets. The pandemic is still rapidly evolving and much of its impact remains unknown and difficult to predict, with the impact on our operations and financial performance being dependent on numerous factors, including the rate of spread, duration and geographic coverage of the pandemic; the rate and extent to which the virus mutates and the severity of the symptoms of the variants; the status of testing capabilities; the rates of vaccination and therapeutic remedies for COVID-19 and any variant strains; the legal, regulatory and administrative developments related to the pandemic at federal, state, and local levels, such as vaccine mandates, anti-mandate laws and orders, shelter-in-place orders, facility closures and quarantines; and the infectious disease prevention and control efforts of the Company, governments and third parties.

We began experiencing a negative impact from the pandemic on our operations and financial results in March 2020. The most pronounced negative impacts occurred with the initial wave of the pandemic and the governmental reactions to it in the first half of 2020. Since then, our operational and financial performance has improved, but subsequent localized surges in case counts, particularly ones involving new COVID-19 variants, have also had a negative impact on us. The ongoing nature of the pandemic means that new or recurring problems are likely to arise and may have significant negative effects on our business, particularly in specific markets most affected by a new surge.

Legal and Regulatory Environment

Future federal, state or local laws, regulations, orders, or other governmental or regulatory actions addressing the pandemic have, and could in the the future, adversely affect our financial condition, results of operations and cash flow, including by exacerbating staffing shortages, increasing staffing and supply costs, reducing patient volumes, and increasing compliance costs and the associated risks of losing a license to operate. The Centers for Medicare & Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services (“HHS”) imposed a COVID-19 vaccination requirement (the “CMS Vax Mandate”) as a condition of participating in the Medicare and Medicaid programs. The CMS Vax Mandate recognizes potential medical and religious exemptions but does not allow for testing as an alternative for employees that do not get the vaccine. Pursuant to CMS guidance, a healthcare provider must have policies and procedures in place to ensure all employees are vaccinated and 100% of employees must be fully vaccinated or have been granted qualifying exemption on or before the deadline for the provider’s state, the latest of which is March 21, 2022. Compliance with the CMS Vax Mandate will be assessed as part of initial certification, standard recertification or re-accreditation performed by existing surveying agencies and contractors. As is customary in the surveying process, non-compliance does not necessarily lead to termination, and providers will generally be given opportunities to return to compliance. If noncompliance is not resolved in the notice and remediation period, providers may as a final measure be subject to termination of participation from the Medicare and Medicaid programs. Home health and hospice agencies are also subject to civil monetary penalties and claims denials. Some states have adopted more onerous vaccine mandate requirements than CMS. Other states, including Florida and Texas, have promulgated laws and executive orders that purport to prohibit employers from instituting vaccine mandates for employees or to prevent state authorities from aiding in enforcement of federal vaccine mandates. It is unclear how these conflicting anti-mandate laws and orders might impact the administration of the CMS Vax Mandate or employers’ attempts to comply with the CMS Vax Mandate.

State and local executive actions in response to the pandemic, such as limitations on elective procedures, vaccine mandates, shelter-in-place orders, facility closures and quarantines, have in the past, and could in the future, impair our ability to operate or prevent people from seeking care from us. For example, local health departments have restricted our ability to take patients in specific markets for periods of time in reaction to perceived COVID-19 outbreaks. The imposition of a nationwide restriction on travel or other public activities by the federal government could have similar effects in all of our markets.

We may also be subject to lawsuits from patients, employees and others alleging exposure to COVID-19 at our facilities. To date, six lawsuits have been filed on behalf of former patients alleging COVID-19 exposure during stays in our hospitals. Such actions may involve large damage claims as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

Additionally, the CARES Act, signed into law on March 27, 2020, authorized the cash distribution of relief funds to healthcare providers in response to the pandemic. On April 10, 2020, HHS began distributing CARES Act relief funds, for which we did not apply, to various of our bank accounts. We refused the CARES Act relief funds, and our banks returned all the funds to HHS. The 2021 Budget Act, signed into law on December 27, 2020, provides for additional provider relief funds. We intend to refuse any additional provider relief funds distributed in the future whether authorized under the CARES Act, the 2021 Budget Act or the American Rescue Plan Act.
Patient Volumes and Related Risks

For various quarterly periods during the pandemic, we experienced decreased patient volumes in one or more of our business lines when compared to the prior year periods. We believe reduced patient volumes resulted, and will continue to result in specific markets, from a number of conditions related to the pandemic negatively affecting the willingness and ability of patients to seek and receive healthcare services, including: reductions in elective procedures by acute-care hospitals and physician practices; capacity and staffing constraints; restrictive governmental measures, such as travel bans, social distancing requirements, quarantines and shelter-in-place orders; and patient and caregiver fear of infection. In the home health and hospice segment, we also experienced decreases in visits per episode and institutional referrals because of the pandemic, both of which negatively affected pricing for home health.

We believe one of the primary drivers of our reduced volumes is the significant reduction in volumes of elective procedures by acute-care hospitals and physician practices. There is also reason to believe patients, because of fear of infection, have delayed or foregone treatment for conditions, such as stroke and heart attack, that are non-elective in nature. As a reminder, a large number of patients are referred to us following procedures or treatment at acute-care hospitals. Other factors related to the pandemic that have led to decreasing patient volumes include: lower acute-care hospital censuses due to shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, policies in assisted living facilities that limit our staff from visiting patients, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. Significant outbreaks of COVID-19 in our markets, hospitals or large acute-care referral sources could further increase patient anxiety and unwillingness to seek treatment from us or otherwise limit referrals. These factors have contributed, and could in the future contribute, to a decline in new patients for both of our operating segments as well as decreases in visits per episode in our home health business.

Staffing and Related Risks

Our operations and financial results have been and may in the future be adversely affected by staffing shortages and costs. The pandemic and governmental responses to it have created and continue to exacerbate staffing challenges for us and other healthcare providers, including our referral sources. Quarantines and vaccine mandates as well as employee apprehension and stress related to the pandemic have led to staffing shortages which in turn have led to increased staffing costs. We have, and the healthcare industry in general has, experienced staffing shortages at individual hospitals and agencies from time to time. Staffing shortages have limited, and may in the future limit, our ability to admit additional patients at a given facility or agency. Shortages in nurse staffing have led to significant increases in agency nursing and the compensation costs for nursing staff, both agency and employee. The CMS Vax Mandate may lead to the loss of some employees. In addition to staffing shortages, significant outbreaks of COVID-19 or PPE shortages in our markets or hospitals may reduce employee morale and create labor unrest or other workforce disruptions. Staffing shortages or employee relations issues related to COVID-19 may lead to limitations on the ability to admit new patients. We may also experience additional benefit costs related to increased workers’ compensation claims and group health insurance expenses as a result of the pandemic. Additionally, as some employees work from home to comply with pandemic-mitigation protocols, they will rely on remote access to our information systems to a greater extent than normal, which could increase the likelihood and magnitude of a cyber attack on our information systems.

Supply Chain

Additionally, we experienced supply chain disruptions as a result of the pandemic, including shortages and delays, and we have experienced, and are likely to continue to experience, significant price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or “PPE.” Beginning in March 2020, we experienced increased supply expenses due to higher utilization of PPE and increased purchasing of other medical supplies and cleaning and sanitization materials as well as higher prices for supplies in shortage. Increased supply expenses are likely to continue in 2022. Shortages of essential PPE and pharmaceutical and medical supplies in the future may also limit our ability to admit and treat patients or lead to employee disputes.

Other Factors

The foregoing disruptions to our business as a result of the pandemic have had, and are likely to continue to have, an adverse effect on our business and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, assessing the CMS Vax Mandate and numerous other federal, state and local regulatory changes and formulating our responses to those regulatory changes and the effects of the pandemic has required, and will likely continue to require, extensive management involvement and company resources, which may negatively affect our ability to implement our business plan and respond to opportunities and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Reimbursement Risks

Reductions or changes in reimbursement from government or third-party payors could adversely affect our Net operating revenues and other operating results.

We derive a substantial portion of our Net operating revenues from the Medicare program. See Item 1, Business, “Sources of Revenues,” for a table identifying the sources and relative payor mix of our revenues. In addition to many ordinary course reimbursement rate changes that CMS adopts each year as part of its annual rulemaking process for various healthcare provider categories, Congress and some state legislatures have periodically proposed significant changes in laws and regulations governing the healthcare system. Many of these changes have resulted in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. There can be no assurance that future governmental initiatives will not result in pricing freezes, reimbursement reductions, or reduced levels of reimbursement increases that are less than the increases we experience in our costs of operation.

In March 2010, President Obama signed into law the ACA as a significant healthcare reform. Many provisions within the ACA have impacted or could in the future impact our business, including Medicare reimbursement reductions and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives. The nature and substance of state and federal healthcare laws are always subject to change, occasionally by means of both broad base healthcare reform legislation, like the ACA, and targeted legislative and regulatory action. Any future legislative and regulatory changes may ultimately impact the provisions of the ACA discussed below or other laws or regulations that either currently affect, or may in the future affect, our business.

For Medicare providers like us, these laws include reductions in CMS’s annual adjustments to Medicare reimbursement rates, commonly known as a “market basket update.” In accordance with Medicare laws and statutes, CMS makes market basket updates by provider type in an effort to compensate providers for rising operating costs. The ACA required reductions, the last of which ended in 2019, in the annual market basket updates for hospital providers ranging from 10 to 75 basis points and for hospice agencies 30 basis points. For home health agencies, the ACA directed CMS to improve home health payment accuracy through rebasing home health payments over four years starting in 2014. In addition, the ACA requires the market basket updates for hospital, home health, and hospice providers to be reduced by a productivity adjustment on an annual basis. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. To date, the productivity adjustments have typically resulted in decreases to the market basket updates ranging from 30 to 100 basis points.
Other federal legislation can also have a significant direct impact on our Medicare reimbursement. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments. This automatic reduction, known as “sequestration,” began affecting payments received after April 1, 2013. Under current law, for each year through fiscal year 2030, the reimbursement we receive from Medicare, after first taking into account all annual payment adjustments including the market basket update, will be reduced by sequestration unless it is repealed or modified before then. The CARES Act temporarily suspended sequestration for the period of May 1 through December 31, 2020. The 2021 Budget Act extended the sequestration suspension through March 31, 2021, and a subsequent bill signed into law on April 14, 2021 continued the suspension of sequestration until the end of 2021. On December 10, 2021 President Biden signed the Protecting Medicare and American Farmers from Sequester Cuts Act, which suspends sequestration cuts until April 1, 2022. Sequestration is scheduled to resume at that time but will only be a 1% payment reduction through June 30, 2022 before resuming the 2% reduction.
Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit in the federal budget, Statutory PAYGO requires OMB to order sequestration of Medicare. In March 2021, President Biden signed the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”). The Congressional Budget Office estimated that the American Rescue Plan Act would result in budget deficits necessitating a 4% reduction in Medicare program payments for 2022 under the Statutory PAYGO unless Congress and the President take action to waive the Statutory PAYGO reductions. The Protecting Medicare and American Farmers from Sequester Cuts Act suspends until 2023 the Statutory PAYGO reductions that would have gone into effect as a result of the American Rescue Plan Act.
Additionally, concerns held by federal policymakers about the federal deficit, national debt levels, or healthcare spending specifically, including solvency of the Medicare trust fund, could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and further reductions to provider payments. In October 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act directs HHS, in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the implementation of a new post-acute payment system, we believe this act lays the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. CMS has begun changing current post-acute payment systems to improve comparability of patient assessment data and clinical characteristics across settings, which will make it easier to create a unified payment system in the future. For example, CMS recently established new case-mix classification models for both home health, discussed further below, and skilled nursing facilities which rely on patient characteristics rather than the amount of therapy received to determine payments. Another example is CMS’s implementation of the new patient assessment measures for IRFs discussed below. The IMPACT Act also creates additional data reporting requirements for our hospitals and home health agencies. The precise details of these new reporting requirements, including timing and content, are being developed and implemented by CMS through the regulatory process that we expect will continue to take place over the next several years. We cannot quantify the potential effects of the IMPACT Act on us.

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
In connection with CMS’s final rulemaking for the IRF-PPS and the HH-PPS in each year since 2008, MedPAC has recommended either no updates to payments or reductions to payments. In a March 2020 report to Congress, MedPAC recommended, among other things, legislative changes to eliminate the update to the fiscal year 2020 Medicare base payment rates for hospice, reduce by 7% the base payment rate under the HH-PPS, and reduce by 5% the base payment rate under IRF-PPS. In the March 2020 report, MedPAC also reiterated a previous recommendation for Congress to increase the IRF outlier payment pool, to be funded by reductions to base Medicare payments rates under the IRF-PPS. This proposal would adversely affect us as we have a relatively low percentage of outlier patients compared to other inpatient rehabilitation providers. The March 2020 report also called on the HHS Secretary to conduct focused medical record reviews on IRFs. In an October 2020 report, MedPAC called for future research into Medicare hospice payments and expressed concerns that aggregate payments substantially exceed costs and that there are outlier utilization patterns in the industry. In its March 2021 report, MedPAC again recommended elimination of the update for the hospice-PPS base payment rate and reduction of the base payment rates under the HH-PPS and the IRF-PPS by 5%.

In a June 2018 report mandated by the IMPACT Act, MedPAC reiterated its recommendation that Congress adopt a unified payment system for all post-acute care (a “PAC-PPS”) in lieu of separate systems for inpatient rehabilitation facilities (“IRFs”), skilled nursing facilities, long-term acute care hospitals, and home health agencies. A PAC-PPS would rely on “site neutral” reimbursement based on patients’ medical conditions and other clinical factors rather than the care settings. MedPAC found a PAC-PPS to be feasible and desirable but also suggested many existing regulatory requirements, including the 60% rule discussed below and the requirement for a minimum of three hours of therapy per day, should be waived or modified as part of implementing a PAC-PPS. MedPAC previously estimated, although we cannot verify the methodology or the accuracy of that estimate, a PAC-PPS would result in 15% and 1% decreases to IRF and home health reimbursements, respectively. As a precursor to a PAC-PPS, MedPAC discussed in November 2017 a potential recommendation to change the case-mix weights in each post-acute setting for 2019 and 2020 to a blend of the current setting specific weight and the proposed PAC-PPS weight, which MedPAC suggested would shift money from for-profit and freestanding IRFs to non-profit and hospital-based IRFs. MedPAC has also called for aligning Medicare regulatory requirements across post-acute providers, although the agency has acknowledged it could take years to complete this effort. Additionally, MedPAC previously has suggested that Medicare should ultimately move from fee-for-service reimbursement to more integrated delivery payment models.
MedPAC also recommended significant changes to the HH-PPS, some of which CMS incorporated into the new payment system mandated by the Bipartisan Budget Act of 2018, referred to as Patient-Driven Groupings Model (“PDGM”), and set out in the final rule for the 2019 HH-PPS. Beginning in 2020, the PDGM replaced the prior 60-day episode of payment methodology with a 30-day payment period and eliminated therapy usage as a factor in setting payments (that is, more therapy visits led to higher reimbursement). CMS adopted a 4.4% reduction in the base payment rate intended to offset the provider behavioral changes that CMS assumed PDGM would drive. The reimbursement and other changes associated with PDGM could have a significant impact on our home health agencies. Likewise, MedPAC’s previously recommended changes to the Hospice-PS, including a wage adjustment and a reduction in the hospice aggregate cap by 20%, could have a significant impact on our hospice agencies.

We cannot predict what alternative or additional deficit reduction initiatives, Medicare payment reductions, or post-acute care reforms, if any, will ultimately be adopted or enacted into law, or the timing or effect of any initiatives or reductions. Those initiatives or reductions would be in addition to many ordinary course reimbursement rate changes that CMS adopts each year as part of the market basket update rulemaking process for various provider categories. While we do not expect the drive toward integrated delivery payment models, value-based purchasing, and post-acute site neutrality in Medicare reimbursement to subside, there will almost certainly be new or alternative healthcare reforms in the future which may change these initiatives and other healthcare laws and regulations. We cannot predict the nature or timing of any changes to the laws or regulations that either currently affect, or may in the future affect, our business.
There can be no assurance future governmental action will not result in substantial changes to, or material reductions in, our reimbursements. Similarly, we may experience material increases in our operating costs. For example, in 2022, we expect our wage and benefit costs to increase at a rate in excess of our aggregate Medicare reimbursement rate increase. In any given year, the net effect of statutory and regulatory changes may result in a decrease in our reimbursement rate, and that decrease may occur at a time when our expenses are increasing. As a result, there could be a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”
In addition, there are increasing pressures, including as a result of the ACA, from many third-party payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Our relationships with managed care and nongovernmental third-party payors, such as health maintenance organizations and preferred provider organizations, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. Our Net operating revenues and our ability to grow our business with these payors could be adversely affected if we are unable to negotiate and maintain favorable agreements with third-party payors.
Quality reporting requirements could adversely affect the Medicare reimbursement we receive.
The focus on alternative payment models and value-based purchasing of healthcare services has, in turn, led to more extensive quality of care reporting requirements. In many cases, the new reporting requirements are linked to reimbursement incentives. For example, under the ACA, CMS established new quality data reporting, effective October 1, 2012, for all IRFs. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in the subsequent Medicare fiscal year. Hospitals began submitting quality data to CMS in October 2012. All of our hospitals have met the reporting deadlines to date resulting in no corresponding reimbursement reductions. Similarly, home health and hospice agencies are required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket updates. All of our home health and hospice agencies met the reporting deadlines resulting in no corresponding reimbursement reductions for 2022.
As noted above, the IMPACT Act mandated that CMS adopt several new quality reporting measures for the various post-acute provider types. The adoption of additional quality reporting measures to track and report will require additional time and expense and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. Currently, CMS requires IRF and home health providers to track and submit patient assessment data to support the calculation of 18 and 20 quality reporting measures, respectively.
In 2015, CMS established a five-year home health value-based purchasing model in nine states to test whether incentives for better care can improve outcomes in the delivery of home health services. The model, which began in 2016, applies a reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, made to agencies in Massachusetts, Maryland, North Carolina, Florida, Washington, Arizona, Iowa, Nebraska, and Tennessee. CMS assesses performance based on several process, outcome, and care satisfaction measures. In the 2022 HH Rule, CMS expanded the model to apply nationwide. The first performance year under the expanded, nationwide home health value-based purchasing model will be 2023 and any associated payment adjustments, capped at 5%, would occur in 2025.

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
In August 2017, CMS announced the Targeted Probe and Educate (“TPE”) initiative. Under the TPE initiative, MACs use data analysis to identify healthcare providers with high claim error rates and items and services that have high national error rates. Once a MAC selects a provider for claims review, the initial volume of claims review is limited to 20 to 40 claims. The TPE initiative includes up to three rounds of claims review with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action, which may include extrapolation of error rates to a broader universe of claims or referral to a UPIC or RAC (defined below). As of December 31, 2021, none of our hospitals or agencies have progressed beyond the third round of reviews, so it is unclear how the review process after TPE would proceed. We cannot predict whether the TPE initiative or similar probes or reviews will materially impact our reimbursement or the timeliness of collections from Medicare in the future.
CMS has developed and instituted various audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing MACs. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (“RACs”), receive claims data directly from MACs on a monthly or quarterly basis and are authorized to review previously paid claims. RAC audits of IRFs initially focused on coding errors but subsequently expanded to include medical necessity and billing accuracy reviews. CMS has, however, authorized RACs to conduct complex reviews of the medical records associated with both IRF and home health reimbursement claims. CMS has previously operated a demonstration project that expanded the RAC program to include prepayment review of Medicare fee-for-service claims from primarily acute care hospitals. It is unclear whether CMS intends to conduct RAC prepayment reviews in the future and if so, what providers and claims would be the focus of those reviews.
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
Ordinary course Medicare pre-payment denials by MACs, as well as denials resulting from widespread probes and audits, are subject to appeal by providers. We have historically appealed a majority of our denials. Due to the sheer number of appeals and various administrative inefficiencies, including a shortage of judges, appeals that are due to be resolved in a matter of months commonly take years to complete. For example, most of our appeals heard in 2021 related to denials received in 2015 and 2016. We believe the process for resolving individual Medicare payment claims that are denied will continue to take several years. Additionally, the number of new denials frequently exceeds the number of appeals resolved in a given year (CMS suspended payment reviews for several months because of the public health emergency in 2020) as shown in the following summary of our inpatient rehabilitation segment activity:

	New Denials	Collections of Previously Denied Claims	Revenue Reserve for New Denials
	(In Millions)
2021	$0.8	$29.3	$0.4
2020	1.7	22.0	1.3
2019	20.2	14.9	6.1
2018	10.2	14.1	3.0
2017	43.6	27.6	13.0
We currently record our estimates for pre-payment denials and for post-payment audit denials that will ultimately not be collected as a component of Net operating revenues. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements. Given the continuing or increasing delays along with the increasing number of denials in the backlog, we may experience decreases in Net operating revenues and decreases in cash flow as a result of increasing accounts receivable, which may in turn lead to a change in the patients and conditions we treat. Any of these impacts could have an adverse effect on our financial position, results of operations, and liquidity. Although Congress has considered legislation to reform and improve the Medicare audit and appeals process, we cannot predict what, if any, legislation will be adopted or what, if any, effect that legislation might have on the audit and appeals process.
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
The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”). Beginning in March 2020, OMHA increased the frequency of hearings and the number of claims set at each hearing, which we believe adds to the substantive and procedural deficiencies in the appeals process. We are exploring various remedies to counter those deficiencies. We believe it is too early to determine what impact, if any, these recent changes in the appeals process will have on our long-term success rate or Net operating revenues. We cannot predict what, if any, further action CMS will take to reduce the backlog or how long it will take to resolve our pending appeals of payment denials that are part of the backlog.
Changes in our payor mix or the acuity of our patients could adversely affect our Net operating revenues or our profitability.
Many factors affect pricing of our services and, in turn, our revenues. For example, in the inpatient rehabilitation segment, these factors include the treating facility’s urban or rural status, the length of stay, the payor and its applicable rate of reimbursement, and the patient’s medical condition and impairment status (acuity). The reimbursement rates we receive from traditional Medicare fee-for-service are generally higher than those received from other payors, although the difference between traditional Medicare and Medicare Advantage payments for inpatient rehabilitation care has decreased in the last several years. Over the same period, we have seen a shift in the payor mix for both segments from traditional Medicare to Medicare

Advantage and other managed care providers. In our home health and hospice segment, we are attempting to grow the number of Medicare Advantage networks in which we participate, so we would expect the payor mix to continue to shift with that growth. Not only do Medicare Advantage and managed care payors generally pay us less, but we would expect bad debt to be slightly higher for patients covered by Medicare Advantage and managed care as patients typically retain more payment responsibility under those arrangements.
In our inpatient rehabilitation segment, we have also experienced a shift in recent years to a slightly larger percentage of Medicaid patients. Medicaid reimbursement rates are almost always the lowest among those of our payors, and frequently Medicaid patients come to us with other complicating conditions that make treatment more difficult and costly. We cannot predict the growth of, or changes to, Medicaid, but President Biden has stated that he favors extending public health insurance coverage to low income individuals currently ineligible for Medicaid.
We could also experience a shift to a lower average patient acuity. During the pandemic, the average acuity of our patients has frequently been higher than pre-pandemic averages, which has, in turn, had a positive impact on the reimbursement rates we have received. We would expect patient acuity to return to pre-pandemic levels once the public health effects of the pandemic subside. Both a shift in our payor mix away from Medicare fee-for-service and a shift to a lower patient acuity would likely adversely affect pricing growth. See the “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot predict the extent to which our payor mix may shift to lower reimbursement rate payors. We have in recent years experienced, and in the future may, experience shifts in our payor mix or the acuity of our patients that could adversely affect our pricing, Net operating revenues, and profitability.
Delays in collection or non-collection of our accounts receivable could adversely affect our business, financial position, results of operations and liquidity.
Reimbursement is typically conditioned on our documenting medical necessity and correctly applying diagnosis codes.
Incorrect or incomplete documentation and billing information could result in non-payment for services rendered. Billing and collection of our accounts receivable with Medicare and Medicaid are further subject to the complex regulations that govern
Medicare and Medicaid reimbursement and rules imposed by nongovernment payors. Our inability to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could have a material adverse effect on our business, financial position, results of operations and liquidity.
In addition, timing delays in billings and collections may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our financial position and results of operations and in maintaining liquidity. It is possible that Medicare, Medicaid, documentation support, system problems or other provider issues or industry trends, particularly with respect to newly acquired entities for which we have limited operational experience, may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.
The timing of payments made under the Medicare and Medicaid programs is subject to governmental budgetary constraints, which may result in an increased period of time between submission of claims and subsequent payment under specific programs, most notably under the Medicare and Medicaid managed care programs, which in many cases pay claims significantly slower than traditional Medicare or state Medicaid programs do as a result of more complicated authorization, billing and collecting processes that are required by Medicare and Medicaid managed care programs. In addition, we may experience delays in reimbursement as a result of the failure to receive prompt approvals related to change of ownership applications for acquired or other facilities or from delays caused by our or other third parties’ information system failures.
Furthermore, the proliferation of Medicare and Medicaid managed care programs could have a material adverse impact on the results of our operations as a result of more complicated authorization, billing and collection requirements implemented by such programs.
A change in our estimates of collectability or a delay in collection of accounts receivable could adversely affect our results of operations and liquidity. The estimates are based on a variety of factors, including the length of time receivables are past due, significant one-time events, contractual rights, client funding, political pressures, discussions with clients, and historical experience. A delay in collecting our accounts receivable, or the non-collection of accounts receivable, including, without limitation, in connection with our transition and integration of acquired companies, and the attendant movement of underlying billing and collection operations from legacy systems to future systems, could have a material negative impact on our results of operations and liquidity and could be required to record impairment charges on our financial statements.

Efforts to reduce payments to healthcare providers undertaken by third-party payors, conveners, and referral sources could adversely affect our revenues and profitability.
Health insurers and managed care companies, including Medicare Advantage plans, may utilize certain third parties, known as conveners, to attempt to control costs. Conveners offer patient placement and care transition services to those payors as well as bundled payment participants, ACOs, and other healthcare providers with the intent of managing post-acute utilization and associated costs. Conveners may influence referral source decisions on which post-acute setting to recommend, as well as how long to remain in a particular setting. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher acuity post-acute settings altogether or move as soon as practicable to lower acuity settings as those settings are reimbursed at lower rates due to the amount of care they are required to provide. Conveners are not healthcare providers and may suggest a post-acute setting or duration of care that may not be appropriate from a clinical perspective potentially resulting in a costly acute care hospital readmission.
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
Similarly, CMS has established per the ACA several separate ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”), a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Under the MSSP, there are two ACO tracks from which participants can choose. Each track offers a different degree to which participants share any savings realized or any obligation to repay losses suffered. The ACO rules adopted by

CMS are extremely complex and remain subject to further refinement by CMS. Based on the CMS data below, the MSSP has not experienced meaningful growth in recent years.

	Number of ACOs	Assigned Beneficiaries
		(In Millions)
2022	483	11.0
2021	477	10.7
2020	517	11.2
2019	487	10.4
2018	561	10.5
We continue to evaluate, on a case-by-case basis, appropriate BPCI Advanced and ACO participation opportunities for our hospitals and home health agencies. More than 35 of our inpatient rehabilitation hospitals have signed participation or preferred provider agreements with these alternative payment models. Those hospitals have treated only a limited number of patients under these alternative payment models to date. As of December 31, 2021, our home health and hospice segment is collaborating with approximately 160 alternative payment models, including Next Generation ACOs, MSSP ACOs, and Direct Contracting Models.
In December 2020, CMS announced another voluntary alternative payment model initiative, the Geographic Direct Contracting Model (the “GDCM”). Under the GDCM, Direct Contracting Entities (“DCEs”), which can include ACOs, health systems, health care provider groups, and health plans, will take responsibility for the total cost of care for all Medicare beneficiaries in a specific geographic region. DCEs may enter into agreements with preferred providers that provide for payment risk-sharing and offer Medicare beneficiaries benefits not otherwise available under traditional Medicare. The GDCM will be tested over a six-year period in four to ten regions. Many specifics of the GDCM remain unknown at this time, and it is not clear if, or how, the Biden administration will implement the GDCM. CMS suspended the initial implementation of GDCM and currently has the program under review.
On November 16, 2015, CMS published its final rule establishing the Comprehensive Care for Joint Replacement (“CJR”) payment model, which holds acute care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. The CJR originally was mandatory for the acute care hospitals in the 67 geographic areas covered. On November 30, 2017, CMS issued a final rule making the CJR voluntary in 33 of those areas. The CJR model’s original five-year term ended in December 2020, but CMS has proposed to extend the model for three years for most providers in the 34 geographic areas with mandatory participation. Under CJR, healthcare providers in the mandatory participation areas are paid under existing Medicare payment systems. However, the acute-care hospital where a joint replacement takes place are held accountable for the quality and costs of care for the entire episode of care — from the time of the original admission through 90 days after discharge. Depending on the quality and cost performance during the entire episode, the acute-care hospital may receive an additional payment or be required to repay Medicare a portion of the episode costs. As a result, CMS believes acute care hospitals are incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need in an efficient manner. Acute care hospitals participating in the CJR model may enter into risk-sharing financial arrangements with post-acute providers, including IRFs and home health agencies. CJR has not had a material impact on our hospitals.
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
In addition to the legislative and regulatory actions that directly affect our reimbursement rates or further the evolution of the current healthcare delivery system, other legislative and regulatory changes, including as a result of ongoing healthcare reform, affect healthcare providers like us from time to time. For example, the ACA provides for the expansion of the federal Anti-Kickback Law and the False Claims Act (the “FCA”) that, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the FCA, enhanced penalties, and increased rewards for relators in successful prosecutions. CMS may also suspend payment for claims prospectively if, in its opinion, credible allegations of fraud exist. The initial suspension period may be up to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the HHS-OIG or DOJ. Any such suspension would adversely affect our financial position, results of operations, and cash flows.
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
On September 30, 2019, CMS adopted a new rule as called for by the IMPACT Act that revises the discharge planning requirements applicable to our inpatient rehabilitation hospitals and home health agencies. Effective November 29, 2019, CMS requires every hospital (including IRFs) to have a discharge planning process that focuses on patients’ goals and preferences and on preparing them and, as appropriate, their caregivers, to be active partners in their post-discharge care. For our hospitals, this rule requires instituting standardized procedures to identify those patients who are likely to suffer adverse health consequences upon discharge in the absence of adequate discharge planning and to provide a discharge planning evaluation for such patients to ensure that appropriate arrangements for post-hospital care are made before discharge. At the time of discharge, a hospital must transfer or refer the patient, along with all necessary medical information pertaining to the patient’s current course of illness and treatment, post-discharge goals of care, and treatment preferences, to the appropriate post-acute care service providers and suppliers, facilities, agencies, and other outpatient service providers and practitioners responsible for the patient’s follow-up or ancillary care. Patients must also be informed of all post-acute providers in the area and, for patients enrolled in managed care organizations, in network providers must be identified if the hospital has that information. Additional information must be provided to patients who are discharged home and referred for home health agency services or who are referred to other post-acute care services. For home health agencies, the final rule includes several new requirements, including that home health agencies develop and implement an effective discharge planning process. Home health agencies must also send certain medical and other information to the post-discharge facility or health care practitioner, and comply with requests for additional information as may be necessary for treatment of the patient made by the receiving facility or health care practitioner. In areas where we are not part of a managed care network with significant enrollment, this discharge planning rule may negatively affect the number of patients choosing us.
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
In June 2019, CMS commenced the Home Health Review Choice Demonstration (“RCD”) in Illinois. RCD is intended to test whether pre-claim review improves methods for the identification, investigation, and prosecution of Medicare fraud and whether the pre-claim review helps reduce expenditures while maintaining or improving quality of care. Under RCD, providers may choose pre-claim review or post-payment review of all Medicare claims submitted or elect not to participate, in which case they will incur a 25% payment reduction on all claims. If a home health agency elects to participate in the review and 90% or more of its claims are found to be valid during the six month pre-claim review period, that agency may then opt out of the RCD review, except for spot reviews of samples consisting of 5% of total claims. CMS implemented RCD in Ohio in September 2019. RCD was scheduled to expand to Texas in March 2020 and to North Carolina and Florida in May 2020. In late March 2020, however, CMS announced it was pausing the RCD for home health services in Illinois, Ohio, and Texas and that it would not start RCD in North Carolina and Florida until after the COVID-19 public health emergency ended. On August 21, 2020, CMS announced a new “phased-in approach” to the RCD due to the public health emergency and subsequently announced the delay of the phased-in participation of the RCD in Florida and North Carolina until March 31, 2021. As a result, North Carolina and Florida agencies may submit pre-claim review requests for billing periods beginning August 31, 2020. Cycle 1 of the RCD in Texas ended on September 30, 2020, and we achieved an affirmation rate greater than 90%. Effective September 1, 2021, CMS ended its phased-in approach to participation in the RCD in Florida and North Carolina and fully implemented the RCD in those states.

We operate agencies (representing approximately 42% of our home health Medicare claims) in the five RCD states. We expect this demonstration project will require us to incur additional administrative and staffing costs and may impact the timeliness of claims payment given that Medicare administrative contractors in Illinois in a prior version of the project had difficulty processing pre-claim reviews on a timely basis. Accordingly, we may experience temporary decreases in Net operating revenues and in cash flow, or we may incur costs associated with patient care for which the Medicare claim is subsequently denied, which could have an adverse effect on our financial position, results of operations, and liquidity.

On December 14, 2020, CMS announced the proposal of a five-year review choice demonstration for inpatient rehabilitation services. CMS plans to implement the demonstration in Alabama, and then expand to Pennsylvania, Texas, and California. The proposed timing of this demonstration is not known. We operate 46 inpatient rehabilitation hospitals (representing approximately 33% of our IRF Medicare claims) in those four states. After the initial four states, CMS intends to expand the demonstration to include additional IRFs based on the Medicare Administrative Contractor to which those IRFs submit claims. Under the demonstration, participating IRFs would have an initial choice between pre-claim or post-payment review of 100% of claims submitted to demonstrate compliance with applicable Medicare coverage and clinical documentation requirements. Under the pre-claim review choice, services could begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted and reviewed before the final claim is submitted for payment. Under the post-payment review choice, IRFs would provide services, submit all claims for payment following their normal processes, and then submit required documentation for medical review. If 90% or more of its claims are found to be valid, the IRF may then opt out of the RCD review, except for spot reviews of samples consisting of 5% of total claims. The IRF RCD would not create new documentation requirements. A number of key details on this proposal have yet to be released, and it is not clear how or when the Biden administration will implement this demonstration.
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
Of note, the HHS-OIG periodically updates a work plan that identifies areas of compliance focus. In recent years, the HHS-OIG work plans for IRFs have focused on, among other items, the appropriate utilization of concurrent and group therapy and adverse and temporary harm events occurring in IRFs. In January 2020, the HHS-OIG announced an audit to review incentives under the IRF-PPS to discharge patients prematurely to home health agencies and appropriate documentation to support claims by home health and hospice agencies. Following this audit, the HHS-OIG announced in December 2021 its recommendation to establish an IRF transfer payment policy for early discharges to home health care in which the IRF would only receive a per diem rate in lieu of the full case-mix payment. The HHS-OIG estimated the policy could have reduced total Medicare payments to IRFs in 2017 and 2018 by between 6% and 7%. In July 2020, the HHS-OIG issued an audit report concluding that a signficant number of home health claims for episodes of care slightly above the Low Utilization payment Adjustment threshold (four visits per payment episode) because MACs failed to adequately audit home health claims with between five and seven visits per payment episode. The HHS-OIG directed MACs to target this category of claims for additional review. In September 2020, the HHS-OIG announced an active work plan to focus on infection control at home health agencies during the COVID-19 pandemic, also expected to be issued in 2021. In January 2021, the HHS-OIG announced an audit to evaluate home health services provided by agencies during the COVID-19 public health emergency to determine which types of skilled services were furnished via telehealth, and whether those services were administered and billed in accordance with Medicare requirements. Another active work plan provides that the HHS-OIG will determine if hospice patients are receiving the required visits by registered nurses.

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
Because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. As discussed above in connection with the ACA, the federal government has in the last couple of years made compliance enforcement and fighting healthcare fraud top priorities. In the past few years, DOJ and HHS as well as federal lawmakers have significantly increased efforts to ensure strict compliance with various reimbursement related regulations as well as combat healthcare fraud. DOJ has pursued and recovered record amounts based on alleged healthcare fraud. The increased enforcement efforts have frequently included aggressive arguments and interpretations of laws and regulations that pose risks for all providers. For example, the federal government has increasingly asserted that incidents of erroneous billing or record keeping may represent violations of the FCA. Human error and oversight in record keeping and documentation, particularly where those activities are the responsibility of non-employees, are always a risk in business, and healthcare providers and independent physicians are no different. Additionally, the federal government has been willing to challenge the medical judgment of independent physicians in determining issues such as the medical necessity of a given treatment plan.
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
Many states have also passed or are debating legislation establishing price transparency websites or mandating that health plans or hospitals make price information available to consumers. The associated reporting obligations vary from state to state. We cannot predict what the adverse effects, if any, of this new CMS rule or any state law or regulation, such as the effect on relations with managed care payors and referral sources, may be for us. The maximum penalty for violations is as much as $2 million per hospital, so our failure to maintain compliance with this rule could adversely affect our financial position, results of operations, and cash flows.

Efforts to comply with regulatory mandates to increase the use of electronic health data and health system interoperability may lead to enforcement and negative publicity which could adversely affect our business.
For many years, a primary focus of the healthcare industry has been to increase the use of electronic health records, or “EHR,” and the sharing of the health data among providers, payors and other members of the industry. The federal government has been a significant driver of that initiative through rules and regulations. In 2009, as part of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, the federal government set aside $27 billion of incentives for hospitals and providers to adopt EHR systems. In 2020, CMS and HHS’s Office of the National Coordinator for Health IT (“ONC”) finalized policy changes implementing interoperability, information blocking, and patient access provisions of the 21st Century Cures Act and supporting the MyHealthEData initiative, designed to allow patients to access their health claims information electronically through the application of their choosing. The companion rules will transform the way in which healthcare providers, health information technology developers, health information exchanges/health information networks (“HIEs/HINs”), and health plans share patient information. For example, the ONC rule prohibits healthcare providers, health IT developers, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, also known as “information blocking.” The ONC rule also requires regulated actors to respond to requests for electronic health information in the content and manner requested, with some exceptions. Enforcement of ONC’s and CMS’ new health information access, exchange, and use standards promulgated in the 2020 rules began in 2021, and noncompliance can result in civil monetary penalties, exclusion from participation in federal health care programs and other appropriate “disincentives” that have not yet been identified by the agencies. The HHS-OCR patient right of access initiative, which began in late 2019 and has similar objectives to the new ONC initiative, such as promoting and enforcing patient access to health information, has led to 25 settlements of enforcement actions to date.

The goals of increased use of electronic health data and interoperability are improved quality of care and lower healthcare costs generally. However, increased use of electronic health data and interoperability inherently magnifies the risk of security breaches involving that data and information systems used to share it, which risk is discussed above. Additionally, interoperability and the sharing of health information have received increasingly negative publicity. There is at least one well publicized instance where organizations received significant negative publicity for sharing health data despite having appeared to comply in all respects with privacy law. There can be no assurance that our efforts to improve the care we deliver and to comply with the law through increasing use of electronic data and system interoperability will not receive negative publicity that may materially and adversely affect our ability to get patient referrals or enter into joint ventures with other providers or may lead to greater regulatory scrutiny. Negative publicity may also lead to federal or state regulation that conflicts with current federal policy and interferes with the healthcare industry’s efforts to improve care and reduce costs through use of electronic data and interoperability.

If any of our hospitals or home health or hospice agencies fail to comply with the Medicare enrollment requirements or conditions of participation, that hospital or agency could be terminated from the Medicare program.
Each of our hospitals and home health and hospice agencies must comply with extensive enrollment requirements and conditions of participation for the Medicare program. The Medicare conditions of participation include the newly instituted CMS Vax Mandate discussed above in “—Novel Coronavirus Disease 2019 (“COVID-19”) Pandemic Risks.” If any of our hospitals or agencies fail to meet any of the Medicare enrollment requirements or conditions of participation, we may receive a notice of deficiency from the applicable survey agency or contractor, as applicable. If that hospital or agency then fails to institute an acceptable plan of correction and correct the deficiency within the applicable correction period, it could lose the ability to bill Medicare. A hospital or agency could be terminated from the Medicare program if it fails to address the deficiency within the applicable correction period. If CMS terminates one hospital or agency, it may increase its scrutiny of others under common control.
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
If we are found to have violated applicable privacy and security laws and regulations or our contractual obligations, we could be subject to sanctions, fines, damages and other additional civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operation and liquidity.
There are a number of federal and state laws, rules and regulations, as well as contractual obligations, relating to the protection, collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information, including certain patient health information, such as patient records. There are also foreign laws, rules and regulations that address these matters and have extraterritorial application. We do not believe we are currently subject to these non-United States regulatory regimes but that could change in the future. Existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being enacted at every level of government in the United States. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our affiliates and other parties with whom we conduct business. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business. We monitor legal developments in data privacy and security regulations at the local, state and federal level, however, the regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

The management of protected health information (“PHI”) is subject to several regulations at the federal level, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the HITECH Act. The HIPAA privacy and security regulations protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information, and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HITECH Act strengthened HIPAA enforcement provisions and authorized state attorneys general to bring civil actions for HIPAA violations. It also permits HHS to conduct audits of HIPAA compliance and impose significant civil monetary penalties even if we did not know and could not reasonably have known about a violation. If we are found to have violated the HIPAA privacy or security regulations or other federal or state laws protecting the confidentiality of patient health or personal information, including but not limited to the HITECH Act, we could be subject to litigation, sanctions, fines, damages and other additional civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial position, results of operations and liquidity.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PHI. For example, various states, including Virginia, California, Massachusetts, Florida, and Colorado, have implemented privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of personally identifiable information, including PHI, and many other states have proposed similar laws and regulations. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules, apply to employees as well as patients, and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us to additional expense, adverse publicity and liability. We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The U.S. Congress has considered, but not yet passed, several comprehensive federal data privacy bills over the past few years, such as the CONSENT Act, which was intended to be similar to the landmark 2018 European Union General Data Protection Regulation. We expect federal data privacy laws to continue to evolve.

At the state and local level, there is increased focus on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, we have seen significant changes to data privacy regulations across the United States. New legislation proposed or enacted will continue to shape the data privacy environment. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which significantly complicates compliance efforts.

In addition, all 50 U.S. states and the District of Columbia have enacted breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements.

We also may be contractually required to notify patients or other counterparties of a security breach. Although we have contractual protections with many of our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

Complying with these various laws, rules, regulations and standards could cause us to incur substantial costs that are likely to increase over time, require us to change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered, all of which may have a material adverse effect on our business. Given the rapid development of cybersecurity and data privacy laws, we expect to encounter inconsistent interpretation and enforcement of these laws and regulations, as well as frequent changes to these laws and regulations which may expose us to significant penalties or liability for noncompliance, the possibility of fines, lawsuits (including class action privacy litigation), regulatory investigations, criminal or civil sanctions, audits, adverse media coverage, public censure, other claims, significant costs for remediation and damage to our reputation, or otherwise have a material adverse effect on our business and operations. Any allegations of a failure to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, damage our relationships with patients and have a material adverse effect on our business.

We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation about patient privacy, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Moreover, from time to time, concerns may be expressed about whether our products and services compromise the privacy of patients and others. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses, discourage potential patients from our products and services and have a material adverse effect on our business.

We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, overtime, living wage and paid-time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal, state and locals laws and regulations relating to employment, including occupational safety and health requirements, minimum staffing, wage and hour, overtime and other compensation requirements, employee benefits and other leave and sick pay requirements, proper classification of workers as employee or independent contractors, and immigration and equal employment opportunity laws, among others. These laws and regulations can vary significantly among jurisdictions, can change, and can be highly technical and involve strict liability for noncompliance with a seemingly mundane technical detail. Costs and expenses related to these requirements are a significant operating expense and may increase as laws and regulations change. Any failure to comply with these requirements can result in significant penalties or litigation exposure and could have a material adverse effect on our business.

Other Operational and Financial Risks
The proper function, availability, and security of our information systems are critical to our business and failure to maintain proper function, availability, or security of our information systems or protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We are and will remain dependent on the proper function, availability and security of our and third-party information systems, including our electronic clinical information system, referred to as ACE-IT, which plays a substantial role in the operations of the hospitals, and the information systems currently in use by our home health and hospice business. We undertake measures to protect the safety and security of our information systems and the data maintained within those systems, and we periodically test the adequacy of our security and disaster recovery measures. We have implemented administrative, technical and physical controls on our systems and devices in an attempt to prevent unauthorized access to that data, which includes patient information subject to the protections of HIPAA and the HITECH Act and other sensitive information. For additional discussion of these laws, see Item 1, Business, “Regulation.”
We expend significant capital to protect against the threat of security breaches, including cyber attacks, email phishing schemes, malware and ransomware. Substantial additional expenditures may be required to respond to and remediate any problems caused by breaches, including the unauthorized access to or theft of patient data and protected health information stored in our information systems and the introduction of computer malware or ransomware to our systems. We also provide our employees annual training and regular reminders on important measures they can take to prevent breaches and other cyber threats, including phishing schemes. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information and the disruption of healthcare services through the use of advanced persistent threats. Similarly, in recent years, several hospitals have reported being victims of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. In 2020, one large, national healthcare system reported a ransomware attack that forced its facilities to operate without access to information systems for some time. We are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, breach or unavailability of our and our vendors’ information systems, including systems used in acquired operations, and third-party systems we use.

In December 2020, it was reported that a sophisticated, well-funded state-sponsored threat actor implanted a backdoor security vulnerability in a widely used network monitoring software sold by SolarWinds, which software was then distributed to thousands of customers, including numerous government agencies and companies in the private sector, via an automatic update platform used to push out new software updates. Three of our servers downloaded the compromised software. The vulnerability was designed to enable hackers to install and execute additional malware that could be used to exfiltrate and facilitate remote access to data possessed by these government agencies and companies. The full scope of the security threat and extent of exploitation of the vulnerability is not yet known. Promptly after we learned of the compromised SolarWinds software update, we identified, isolated and remediated the malicious update then reviewed and ensured we were implementing the recommended security practices provided by industry and government experts. We also conducted a forensics investigation using all the indicators of compromise provided by leading security experts. Our forensic analysis to date has discovered no indicators of compromise. There have been other recent significant incidents of software vendor compromises.

Threat actors continue to attempt to exploit commonly used software and services to gain remote access to a large number of their customers’ information systems. For example, in August 2021, Microsoft reported a vulnerability within their email exchange services which attackers can use to remotely bypass the access control list then elevate privileges. In December 2021, vulnerable logging software installed within thousands of applications and services gave threat actors the ability to execute code remotely and gain unrestricted control over the victims’ systems. We conducted forensics investigations on our systems containing these software applications using all the indicators of compromise provided by leading security experts. Our forensic analysis to date has discovered no indicators of compromise. We continue to monitor each of these situations closely and work with our cyber security vendors, as well as industry and governmental cyber security partners combating this threat.

To date, we are not aware of having experienced a material compromise from a cyber breach or attack. However, given the increasing cyber security threats in the healthcare industry, there can be no assurance we will not experience business interruptions; data loss, ransom, misappropriation or corruption; theft or misuse of proprietary data, patient or other personally identifiable information; or litigation, investigation, or regulatory action related to any of those, any of which could have a material adverse effect on our patient care, financial position, and results of operations and harm our business reputation.
A compromise of our network security measures or other controls, or of those businesses or vendors with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized persons, or unavailability of systems necessary to the operation of our business, could impact patient care, harm our reputation, and expose us to significant remedial costs as well as regulatory actions (fines and penalties) and claims from patients, financial institutions, regulatory and law enforcement agencies, and other persons, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows. The nature of our business requires the sharing of protected health information and other sensitive information among employees and healthcare partners, many of whom carry and access portable devices outside of our physical locations, which in turn increases the risk of loss, theft or inadvertent disclosure of that information. Moreover, a security breach, or threat thereof, could require that we expend significant resources to repair or improve our information systems and infrastructure and could distract management and other key personnel from performing their primary operational duties. In the case of a material breach or cyber attack, the associated expenses and losses may exceed our current insurance coverage for such events. Some adverse consequences are not insurable, such as reputational harm and third-party business interruption. Failure to maintain proper function, security, or availability of our information systems or protect our data against unauthorized access, or the failure of one or more of our key partners, vendors, or other counterparties to do these things, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
We operate in the highly competitive, fragmented inpatient rehabilitation and home health and hospice industries. Although we are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. For example, acute care hospitals, including those owned and operated by large public companies, may choose to expand or begin offering post-acute rehabilitation services. Given that approximately 91% of our hospitals’ referrals come from acute care hospitals, that increase in competition could materially and adversely affect our admission referrals in the related markets. There are also large acute care systems that may have more resources available to compete than we have. Other providers of post-acute care services may attempt to become competitors in the future. For example, some nursing homes, including at least one public company operator, have been marketing themselves as offering certain rehabilitation services, even though nursing homes are not required to offer the same level of care, and are not licensed, as hospitals.
In the home health and hospice services industries, our primary competition comes from a large insurance company, other large public home health companies, locally owned private home health companies, or acute care hospitals with adjunct home health services and typically varies from market to market. The insurance company not only owns one of the largest providers of Medicare-certified skilled home health services but, by nature of being a payor, can designate which home health and hospice agencies are in or out of the participating provider networks and can set reimbursement rates for network participants. Other large health insurance companies have publicly announced their intentions to enter the home health business. Our largest competitors may have greater financial and other resources and may be more established in their respective communities. One public home health company has a strategy that emphasizes joint ventures with acute care hospitals, including a number of joint ventures with large systems, which frequently serve as the referral sources for home health patients in specific markets. Additionally, nursing homes compete for referrals in some instances when the patients may be suitable for home-based care.
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
There can be no assurance this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial position, results of operations, or cash flows. In addition, from time to time, there are efforts in states with certificate of need (“CON”) laws to weaken those laws, which could potentially increase competition in those states. For example, in 2019, Florida enacted legislation to repeal CON regulations for several provider types, including IRFs. Effective July 1, 2021, new IRFs can operate without first obtaining a CON. Conversely, competition and statutory procedural requirements in some CON states may inhibit our ability to expand our operations in those states. For a breakdown of the CON status of the states and territories in which we have operations, see Item 2, Properties.
If we are unable to provide a consistently high quality of care, our business will be adversely impacted.
Providing quality patient care is fundamental to our business. We believe hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare began to impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to post-acute providers who can differentiate themselves based upon quality, particularly by achieving low acute-care hospital readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. If we should fail to attain our goals regarding acute-care hospital readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.
Additionally, Medicare has established consumer-facing websites, Home Health Compare and Hospice Compare, that present data regarding our performance on certain quality measures compared to state and national averages. Failure to achieve or exceed these averages may adversely affect our ability to generate referrals, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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
In the inpatient rehabilitation industry, the costs of constructing new hospitals are increasing faster than reimbursement rates and the general inflation rate. In many states, the need to obtain governmental approvals, such as a CON or an approval of a change in ownership, may represent a significant obstacle to completing transactions. Additionally, in states with CON laws, it is not unusual for third-party providers to challenge the initial awards of CONs, the increase in the number of approved beds in an existing CON, or the expansion of the area served, and the adjudication of those challenges and related appeals may take many years.
Changes in federal laws or regulations may also materially adversely impact our ability to acquire hospitals or agencies or open de novo hospitals or agencies. For example, CMS has adopted a regulation known as the “36-Month Rule” that is applicable to home health agency acquisitions. Subject to certain exceptions, the 36-Month Rule prohibits buyers of certain home health agencies—those that either enrolled in Medicare or underwent a change in ownership fewer than 36 months prior to the acquisitions—from assuming the Medicare billing privileges of the acquired agency. Instead, the acquired home health agencies must enroll as new providers with Medicare. As a result, the 36-Month Rule may further increase competition for acquisition targets that are not subject to the rule and may cause significant Medicare billing delays for the purchases of home health agencies that are subject to the rule.
Under the Biden administration, DOJ has announced its intention to be much more aggressive in challenging mergers and acquisitions it believes present anti-trust concerns. In a speech in January 2022, the head of DOJ’s anti-trust enforcement stated that negotiated settlements are frequently inadequate remedies and that DOJ needs to be more aggressive in its litigation to block business combinations. He also stated that litigation is preferable to settlements because it represents a chance to extend legal precedent for what constitutes unlawful anticompetitive activity. Increased DOJ enforcement of antitrust laws will likely increase the time, effort and expense associated with acquisitions and may ultimately make it less likely to consummate acquisitions. With respect to healthcare combinations specifically, President Biden issued an Executive Order on July 9, 2021 that encourages DOJ and the Federal Trade Commission to review and revise their merger guidelines for hospitals to ensure patients are not harmed by such mergers.
These factors and others may delay, or increase the cost to us associated with, any acquisition or de novo development or prevent us from completing one or more acquisitions or de novo developments.

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
•diversion of business resources or management’s attention from ongoing business operations; and
•exposure to undisclosed or unforeseen liabilities of acquired operations, including liabilities for failure to comply with healthcare laws and anti-trust considerations as well as risks and liabilities related to previously compromised information systems.
As part of our development activities, we intend to open new, or de novo, inpatient rehabilitation hospitals and home health and hospice agencies. The construction of new hospitals involves numerous risks, including the receipt of all zoning and other regulatory approvals, such as a CON where necessary, construction delays and cost over-runs and unforeseen environmental liability exposure. Once built, new hospitals and agencies must undergo the state and Medicare certification process, the duration of which may be beyond our control. We may be unable to operate newly constructed hospitals and agencies as profitably as expected, and those hospitals and agencies may involve significant additional cash expenditures and operating expenses that could, in the aggregate, have an adverse effect on our business, financial position, results of operations, and cash flows.
We may not be able to successfully integrate acquisitions or realize the anticipated benefits of any acquisitions.
We may undertake strategic acquisitions from time to time. For example, we completed the acquisitions of the home health and hospice business of Camellia Healthcare, Alacare Home Health and Hospice and Frontier Home Health and Hospice in 2018, 2019, and 2021, respectively. Prior to consummation of any acquisition, the acquired business will have operated independently of us, with its own procedures, corporate culture, locations, employees and systems. We expect to integrate acquired businesses into our existing business utilizing certain common information systems, operating procedures, administrative functions, financial and internal controls and human resources practices to the extent practicable. There may be substantial difficulties, costs and delays involved in the integration of an acquired business with our business. Additionally, an acquisition could cause disruption to our business and operations and our relationships with customers, employees and other parties. In some cases, the acquired business has itself grown through acquisitions, and there may be legacy systems, operating policies and procedures, and financial and administrative practices yet to be fully integrated. To the extent we are attempting to integrate multiple businesses at the same time, we may not be able to do so as efficiently or effectively as we initially anticipate. The failure to successfully integrate on a timely basis any acquired business with our existing business could have an adverse effect on our business, financial position, results of operations, and cash flows.
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

Competition for staffing, shortages of qualified personnel, union activity or other factors may increase our staffing costs and reduce profitability.
Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of each of our locations. In some markets, the lack of availability of medical personnel is a significant operating issue facing all healthcare providers. This issue may be exacerbated if immigration is limited in the future. As discussed above in “—Novel Coronavirus Disease 2019 (“COVID-19”) Pandemic Risks,” the pandemic has significantly affected the availability of clinical staff. A shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.
If our staffing costs increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased staffing costs is limited. In particular, if staffing costs rise at an annual rate greater than our net annual market basket update from Medicare, as is expected to happen in 2022, or we experience a significant shift in our payor mix to lower rate payors such as Medicaid, our results of operations and cash flows will be adversely affected. Conversely, decreases in reimbursement revenues, such as with sequestration and the PDGM reimbursement rate reductions, may limit our ability to increase compensation or benefits to the extent necessary to retain key employees, in turn increasing our turnover and associated costs. Union activity is another factor that may contribute to increased staffing costs. We currently have a minimal number of union employees, so an increase in labor union activity could have a significant impact on our staffing costs. Our failure to recruit and retain qualified medical personnel, or to control our staffing costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
As of December 31, 2021, we have approximately $2.9 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $386.8 million in finance leases). See Note 10, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our debt securities permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
Our indebtedness could have important consequences, including:
•prohibiting us from completing the spin off of our home health and hospice business;
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
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Long-term Debt, to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2021, we cannot provide assurance we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings, failure to realize anticipated earnings from acquisitions, or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.
As of December 31, 2021, approximately 73% of our consolidated Property and equipment, net was held by our company and its guarantor subsidiaries under its credit agreement. See Note 10, Long-term Debt, to the accompanying consolidated financial statements, the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 2, Properties.
We may be more vulnerable to the effects of a public health catastrophe than other businesses due to the nature of our patients, and a regional or global socio-political or other catastrophic event could severely disrupt our business.
We believe the majority of our patients are individuals with complex medical challenges, many of whom may be more vulnerable than the general public during a pandemic or other public health catastrophe. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. For example, if another pandemic were to occur, we could suffer significant losses to our consumer population or a reduction in the availability of our employees and, at a high cost, be required to hire replacements for affected workers. Enrollment for our services could experience sharp declines if families decide healthcare workers should not be brought into their homes during a health pandemic. Local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary suspension of our services. Accordingly, certain public health catastrophes could have a material adverse effect on our financial condition and results of operations.
Other unforeseen events, including acts of violence, war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargoes, natural disasters such as earthquakes, whether occurring in the United States or abroad, could restrict or disrupt our operations.
Our ability to develop adjacent service offerings for our home health and hospice business is subject to a number of risks.
Because our home health and hospice business has historically focused mainly on the skilled home health and hospice industries, developing adjacent service offerings such as SNF-at-home, palliative care services, care management services, private duty services, and hospital-at-home care involves a number of risks, including reimbursement risks, regulatory risks, and staffing and operational risks, among others. The lack of well-developed regulations for these adjacent services magnifies those risks. Any of these risks could impact our ability to enter these service areas, or the attractiveness of these opportunities for our home health and hospice business. Furthermore, because these are new services that we have not previously provided, we may not be able to do so efficiently or effectively if we do develop these service areas.

Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
We currently maintain our principal executive office at 9001 Liberty Parkway, Birmingham, Alabama, the lease for which expires in 2033 and has multiple renewal options for additional five-year terms.
In addition to our principal executive office and our home health and hospice corporate office, we leased or owned hospital and agency locations as noted in the table below. All of our hospital leases, which represent the largest portion of our rent expense, have at least five years remaining on their terms after taking into consideration one or more renewal options. Our consolidated entities associated with our leased hospitals are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses. Our home health and hospice business is based in Dallas, Texas where it leases office space for corporate and administrative functions. The remaining home health and hospice locations are in the localities served by that business and are subject to relatively small space leases, primarily 5,000 square feet or less. Those space leases are typically five years or less in term. We do not believe any one of our individual properties is material to our consolidated operations.
The following table sets forth information regarding our hospitals and our home health and hospice locations as of December 31, 2021:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned		Building Owned and Land Leased	Building and Land Leased	Total	Home Health and Hospice Locations
Alabama *+	436	2		3	2	7	56
Alaska	—	—		—	—	—	2
Arizona	396	1		2	3	6	5
Arkansas +	368	3		1	1	5	5
California	234	3		—	1	4	—
Colorado	124	1		—	1	2	8
Connecticut *	—	—		—	—	—	1
Delaware *	40	—		1	—	1	—
Florida	1,093	12		1	1	14	21
Georgia *+	280	4	(1)	1	—	5	25
Idaho	40	—		1	—	1	12
Illinois *	65	—		1	—	1	3
Indiana	98	1		—	—	1	1
Iowa	40	1		—	—	1	—
Kansas	242	1		—	2	3	6
Kentucky *+	323	2		1	—	3	3
Louisiana	87	2		—	—	2	3
Maine *	100	—		—	1	1	—
Maryland *+	74	1		—	—	1	3
Massachusetts *	529	2		—	2	4	5
Mississippi *+	43	—		—	1	1	20
Missouri *	191	—		2	—	2	2
Montana +	—	—		—	—	—	8
Nevada *	219	2		—	1	3	4
New Hampshire	50	—		1	—	1	—
New Jersey *+	199	1		1	1	3	—

		Number of Hospitals
New Mexico	87	1	—	—	1	8
North Carolina *+	68	1	—	—	1	6
Ohio	260	2	1	1	4	1
Oklahoma	60	—	1	—	1	21
Oregon *	—	—	—	—	—	2
Pennsylvania	709	5	—	4	9	4
Puerto Rico *+	75	—	—	2	2	—
Rhode Island *+	—	—	—	—	—	1
South Carolina *+	496	3	4	1	8	4
South Dakota	40	1	—	—	1	—
Tennessee *+	493	6	3	—	9	8
Texas	1,726	13	3	10	26	65
Utah	84	1	—	—	1	12
Virginia *	297	2	1	3	6	12
Washington +	—	—	—	—	—	2
West Virginia *+	258	2	2	—	4	—
Wyoming	—	—	—	—	—	8
	9,924	76	31	38	145	347	(2)
*     Hospital certificate of need state or U.S. territory.
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
(2)    This total includes 251 locations where we provide home health services and 96 locations where we provide hospice services.
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

On October 26, 2021, we filed suit in the district court of Dallas County, Texas against April K. Anthony, a former executive officer in our home health and hospice segment (“HH&H”), for breach of her contractual noncompete, nonsolicitation, and nondisclosure obligations to us and for trade secret misappropriation. Ms. Anthony’s senior management agreement, dated October 7, 2019, provides, among other things, that she shall not (i) directly or indirectly engage in the provision of home health or hospice services in any state in which we are operating for a period one year following her departure, (ii) directly or indirectly induce or attempt to induce any of our employees to leave our employ or in any way interfere with the relationship between us and any employee for a period of two years following her departure, or (iii) disclose to any unauthorized person or directly or indirectly use for her own account any information, observations and data concerning our business and affairs. Ms. Anthony resigned from her position with HH&H on June 18, 2021. In September 2021, we learned of evidence that Ms. Anthony during her tenure with us had engaged in, and was continuing to engage in, solicitation of certain HH&H employees to join a competing home health and hospice venture. In this suit, we seek injunctions from the court ordering Ms. Anthony to comply with her senior management agreement, including its noncompete, nonsolicitation, and nondisclosure covenants, and to cease and desist all activities in furtherance of violations of those covenants. The trial is scheduled to begin April 18, 2022.

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
Holders
As of February 11, 2022, there were 99,438,215 shares of Encompass Health common stock issued and outstanding, net of treasury shares, held by approximately 6,863 holders of record (participant positions at The Depository Trust Corporation plus record holders).
Dividends
On February 25, 2022, our board of directors declared a cash dividend of $0.28 per share, payable on April 18, 2022 to stockholders of record on April 1, 2022. We expect comparable quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
Recent Sales of Unregistered Securities
None.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2021, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options(1)	Number of securities available for future issuance
Plans approved by stockholders	2,400,926	(2)	$54.33	8,119,284	(3)
Plans not approved by stockholders	86,830	(4)		—
Total	2,487,756		$54.33	8,119,284
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
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2021:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2021	496	$69.57	—	198,053,924
November 1 through November 30, 2021	—	—	—	198,053,924
December 1 through December 31, 2021	—	—	—	198,053,924
Total	496		—
(1)Except as noted in the following sentence, the number of shares reported in this column represents shares tendered by an employee as payment of the tax liabilities incident to the vesting of previously awarded shares of restricted stock. In October, 288 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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
Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 35 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee has in prior years used the SPSIHP as a benchmark for a portion of the awards under our long-term incentive program. The graph assumes $100 invested on December 31, 2016 in our common stock and each of the indices. The returns below assume reinvestment of dividends paid on the related common stock. We have paid a quarterly cash dividend on our common stock since October 2013.
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
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Encompass Health Corporation, the S&P 500 Index, and the S&P Health Care Services Select Industry Index

$250
$200
$150
$100
$50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Encompass Health Corporation
S&P 500
S&P Health Care Services

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2016	2017	2018	2019	2020	2021
Encompass Health Corporation	100.00	122.35	155.23	177.32	215.20	172.41
Standard & Poor’s 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P Health Care Services Select Industry Index	100.00	106.45	107.77	125.48	128.63	176.26
Item 6.[Reserved]

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
In addition, management’s discussion and analysis of our results of operations and cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019 may be found in, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021.
Executive Overview
Our Business
We are a national leader in integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of December 31, 2021, our national footprint spans 42 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we currently manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business and reportable segments, see Item 1, Business and Item 1A, Risk Factors, of this report, Note 19, Segment Reporting, to the accompanying consolidated financial statements, and the “Segment Results of Operations” section of this Item.
On December 9, 2020, we announced a formal process to explore strategic alternatives for our home health and hospice business. As a result of this process, we expect to separate the home health and hospice business from Encompass Health into an independent public company through a spin-off distribution in the first half of 2022. On January 19, 2022, we announced the home health and hospice business would be rebranded and operate under the name Enhabit Home Health & Hospice. The rebranding of agency locations is expected to begin in mid-April 2022 and to be largely completed by the consummation of the spin off.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 35 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of December 31, 2021, we operate 145 inpatient rehabilitation hospitals and manage three inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 78% of our Net operating revenues for the year ended December 31, 2021.
Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. Our hospice business is the nation’s twelfth largest provider of Medicare-certified hospice services in terms of revenues. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself. As of December 31, 2021, we provide home health services in 251 locations and hospice services in 96 locations across 34 states, with a concentration in the southern half of the United States. Our home health and hospice segment represented approximately 22% of our Net operating revenues for the year ended December 31, 2021.
2021 Overview
The rapid onset of the COVID-19 Pandemic (the “pandemic”) in the United States has resulted in significant changes to our operating environment. For discussion of the financial and operational impacts we have experienced as a result of the pandemic, see Item 1, Business, Item 1A, Risk Factors, and the “Results of Operations” and “Segment Results of Operations” sections of this Item.
We continued our development and expansion efforts during 2021. In our inpatient rehabilitation segment, we:
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
•began operating our new 50-bed inpatient rehabilitation hospital in Henry County, Georgia in October 2021;
•continued our capacity expansions by adding 117 new beds to existing hospitals; and
•announced or continued the development of the following hospitals:

	Number of New Beds
	2022	2023	2024
Shiloh, Illinois(1)	40	—	—
St. Augustine, Florida	40	—	—
Libertyville, Illinois	60	—	—
Lakeland, Florida	50	—	—
Cape Coral, Florida	40	—	—
Jacksonville, Florida	50	—	—
Moline, Illinois(1)	40	—	—
Naples, Florida	50	—	—
Grand Forks, North Dakota(1)	40	—	—
Eau Claire, Wisconsin(1)	—	36	—
Owasso, Oklahoma(1)	—	40	—
Clermont, Florida	—	50	—
Knoxville, Tennessee(1)	—	73	—
Bowie, Maryland	—	60	—
Columbus, Georgia(1)(2)	—	40	—
Prosper, Texas	—	40	—
Strongville, Ohio	—	40	—
Fitchburg, Wisconsin	—	40	—
Louisville, Kentucky(1)	—	40	—
Kissimmee, Florida	—	—	50
Fort Mill, South Carolina	—	—	39
Amarillo, Texas	—	—	40
Atlanta, Georgia(1)(2)	—	—	40
Palm Beach Gardens, Florida	—	—	50
Lake Worth, Florida	—	—	50
(1) Expected joint venture
(2) Piedmont Healthcare, our joint venture partner in these hospitals, assumed 50% ownership in our existing hospital in Newnan, Georgia during the second quarter of 2021.

We also continued our expansion efforts in our home health and hospice segment. On June 1, 2021, we completed the acquisition of the home health and hospice assets of Frontier Home Health and Hospice (“Frontier”) in Alaska, Colorado, Montana, Washington, and Wyoming for a cash purchase price of approximately $99 million. The Frontier acquisition included the purchase of a 50% equity interest in the Heart of the Rockies Home Health joint venture and a 90% equity interest in the Hospice of Southwest Montana joint venture (inclusive of an additional 40% equity interest purchased for approximately $4 million). We consolidate both of these joint ventures. On the acquisition date, nine home health and eleven hospice locations became part of our national network of home health and hospice locations. This acquisition was made to expand our existing presence in Colorado and Wyoming and extend our services to Alaska, Montana and Washington. We funded this transaction using cash on hand and borrowings under our revolving credit facility. For additional information regarding this transaction, see Note 2, Business Combinations, to the accompanying consolidated financial statements. In addition to the Frontier acquisition, we began accepting patients at our new hospice locations in Las Cruces, New Mexico (May 2021), Abilene, Texas (September 2021), and Tyler, Texas (November 2021).
During 2021, Net operating revenues increased 10.3% over 2020 due primarily to volume and pricing growth in our inpatient rehabilitation segment. See the “Results of Operations” and “Segment Results of Operations” section of this Item for additional financial information.
We also continued taking steps to further increase the strength and flexibility of our balance sheet as well as augment returns from investments in operations with shareholder distributions via common stock dividends. For additional information, see the “Liquidity and Capital Resources” section of this Item.
Business Outlook
Notwithstanding the current impacts from the pandemic, we remain optimistic regarding the intermediate and long-term prospects for both of our business segments. Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future, reaching approximately 73 million people over the age of 65 by 2030. Even more specifically, the average age of our patients is approximately 76, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring or opening home health and hospice agencies in those fragmented industries.
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
Although the healthcare industry is currently engaged in addressing the healthcare crisis caused by the pandemic, the industry also faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our short-term goal is to serve our communities and provide the best care possible during the pandemic. Our long-term goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate and significant availability under our revolving credit facility. For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise. See also Item 1, Business, “Competitive Strengths” and “Strategy and 2022 Strategic Priorities.”

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
See also Item 1, Business, “Regulation,” and Item 1A, Risk Factors, to this report.
•Changes to Our Operating Environment Resulting from the COVID-19 pandemic. In response to the public health emergency associated with the pandemic, Congress and CMS adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which suspended sequestration, an automatic 2% reduction of Medicare program payments for all healthcare providers, for the period of May 1 through December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “2021 Budget Act”) extended the sequestration suspension through March 31, 2021. On April 14, 2021, Congress further extended the sequestration suspension period through December 31, 2021. On December 10, 2021 President Biden signed the Protecting Medicare and American Farmers from Sequester Cuts Act, which suspends sequestration cuts until April 1, 2022, set sequestration at 1% for the period April 1, 2022 through June 30, 2022 and reinstated the full 2% sequestration effective July 1, 2022. During 2021, the sequestration suspension provided additional revenues in our inpatient rehabilitation segment and home health and hospice segment of approximately $62 million and $20 million, respectively. The CARES Act also authorized the cash distribution of relief funds from the United States Department of Health and Human Services (“HHS”) to healthcare providers. We did not accept any CARES Act relief funds. We intend to refuse any additional provider relief funds distributed in the future whether authorized under the 2021 Budget Act or other legislation. The CARES Act, the 2021 Budget Act, and CMS regulatory actions include a number of other provisions affecting our reimbursement and operations in both segments. The provisions are discussed in Item 1, Business, “Sources of Revenue,” Item 1A, Risk Factors, and the “Results of Operations” section of this Item. Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). For further discussion of Statutory PAYGO, see Item 1, Business, “Sources of Revenue,” and Item 1A, Risk Factors.

•Changes to Our Operating Environment Resulting from Healthcare Reform. Concerns held by federal policymakers about the federal deficit, national debt levels, and the solvency of the Medicare trust fund, as well as other healthcare policy priorities, could result in enactment of legislation affecting portions of the Medicare program, including post-acute care services we provide. It is not clear what, if any, Medicare-related changes may ultimately be enacted and signed into law or otherwise implemented, but it is possible that any reductions in Medicare spending will have a material impact on reimbursements for healthcare providers generally and post-acute providers specifically. We cannot predict what, if any, changes in Medicare spending or modifications to the healthcare laws and regulations will result from future budget or other legislative or regulatory initiatives.
Many provisions within the Patient Protection and Affordable Care Act (as subsequently amended, the “ACA”) have impacted or could in the future impact our business, including Medicare reimbursement reductions, such as reductions to annual market basket updates to providers and reimbursement rate rebasing adjustments and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives including the Bundled Payments for Care Improvement Initiative Advanced (“BPCI Advanced”) and the Comprehensive Care for Joint Replacement (“CJR”) program. The Center for Medicare and Medicaid Innovation (“CMMI”) plays a key role in the development of many of these new payment and service delivery models. Our challenges related to healthcare reform are discussed in Item 1, Business, “Sources of Revenues,” and Item 1A, Risk Factors.
As discussed in Item 1, Business, healthcare will almost certainly be the subject of significant regulatory and legislative changes regardless of party in control of the executive and legislative branches of state and federal governments. We will continue to evaluate these laws and regulations and position the Company for this industry shift. Based on our track record, we believe we can adapt to these regulatory and industry changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.
Each year, CMS adopts rules that update pricing and otherwise amend the respective payment systems. On July 29, 2021, CMS released its notice of final rulemaking for fiscal year 2022 under the inpatient rehabilitation facility prospective payment system (the “2022 IRF Rule”). Based on our analysis that utilizes, among other things, the acuity of our patients annualized over a six-month prior period, our experience with outlier payments over this same time frame, and other factors, we believe the 2022 IRF Rule will result in a net increase to our Medicare payment rates of approximately 1.9% effective October 1, 2021. On November 2, 2021, CMS released its notice of final rulemaking for calendar year 2022 for home health agencies under the home health prospective payment system (the “2022 HH Rule”). Based on our preliminary analysis, which utilizes, among other things, our patient mix annualized over an eleven-month prior period, our specific geographic coverage area, and other factors, we believe the 2022 HH Rule will result in a net increase to our Medicare payment rates of approximately 3.4% effective for 30-day payment periods ending on or after January 1, 2022. For additional details of the 2022 IRF Rule, 2022 HH Rule, and other proposed and adopted legislative and regulatory actions that may be material to our business, see Item 1, Business, and Item 1A, Risk Factors.
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
In addition to the factors described above, we believe a number of factors related to the pandemic negatively impacted volumes in 2021, predominately in the home health and hospice segment as discussed in the “Results of Operations” and “Segment Results of Operations” sections of this Item. While we continue to see our volumes recover in our inpatient rehabilitation segment, a current or future resurgence of COVID-19 infections could cause disruptions to our volume growth in both segments.

•Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Recruiting and retaining qualified personnel, including management, for our inpatient hospitals and home health and hospice agencies remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of post-acute services. Additionally, our operations have been affected and may in the future be affected by staffing shortages where employees must self-quarantine due to exposure to COVID-19 or where employees are unavailable due to a lack of childcare or care for elderly family. These factors have resulted in increased labor costs and increased use of contract labor as discussed in the “Results of Operations” and “Segment Results of Operations” sections of this Item.
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
Results of Operations
Payor Mix
During 2021, 2020, and 2019, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2021	2020	2019
Medicare	68.2%	70.5%	75.1%
Medicare Advantage	14.2%	14.2%	10.6%
Managed care	10.7%	9.0%	8.3%
Medicaid	3.5%	3.4%	2.8%
Other third-party payors	0.9%	0.9%	0.9%
Workers' compensation	0.5%	0.5%	0.7%
Patients	0.4%	0.4%	0.5%
Other income	1.6%	1.1%	1.1%
Total	100.0%	100.0%	100.0%
Our payor mix is weighted heavily towards Medicare. We receive Medicare reimbursements under the inpatient rehabilitation facility prospective payment system, the home health prospective payment system, and the hospice payment system. For additional information regarding Medicare reimbursement, see the “Sources of Revenues” section of Item 1, Business.
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

Our Results
From 2019 through 2021, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In Millions)
Net operating revenues	$5,121.6	$4,644.4	$4,605.0	10.3%	0.9%
Operating expenses:
Salaries and benefits	2,886.5	2,682.0	2,573.0	7.6%	4.2%
Other operating expenses	685.2	634.4	623.6	8.0%	1.7%
Occupancy costs	80.2	81.2	82.3	(1.2)%	(1.3)%
Supplies	209.3	200.5	167.9	4.4%	19.4%
General and administrative expenses	197.3	155.5	247.0	26.9%	(37.0)%
Depreciation and amortization	256.6	243.0	218.7	5.6%	11.1%
Government, class action, and related settlements	—	2.8	—	(100.0)%	N/A
Total operating expenses	4,315.1	3,999.4	3,912.5	7.9%	2.2%
Loss on early extinguishment of debt	1.0	2.3	7.7	(56.5)%	(70.1)%
Interest expense and amortization of debt discounts and fees	164.6	184.2	159.7	(10.6)%	15.3%
Other income	(12.3)	(10.6)	(30.5)	16.0%	(65.2)%
Equity in net income of nonconsolidated affiliates	(4.0)	(3.5)	(6.7)	14.3%	(47.8)%
Income from continuing operations before income tax expense	657.2	472.6	562.3	39.1%	(16.0)%
Provision for income tax expense	139.6	103.8	115.9	34.5%	(10.4)%
Income from continuing operations	517.6	368.8	446.4	40.3%	(17.4)%
Loss from discontinued operations, net of tax	(0.4)	—	(0.6)	N/A	(100.0)%
Net income	517.2	368.8	445.8	40.2%	(17.3)%
Less: Net income attributable to noncontrolling interests	(105.0)	(84.6)	(87.1)	24.1%	(2.9)%
Net income attributable to Encompass Health	$412.2	$284.2	$358.7	45.0%	(20.8)%
Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2021	2020	2019
Operating expenses:
Salaries and benefits	56.4%	57.7%	55.9%
Other operating expenses	13.4%	13.7%	13.5%
Occupancy costs	1.6%	1.7%	1.8%
Supplies	4.1%	4.3%	3.6%
General and administrative expenses	3.9%	3.3%	5.4%
Depreciation and amortization	5.0%	5.2%	4.7%
Government, class action, and related settlements	—%	0.1%	—%
Total operating expenses	84.3%	86.1%	85.0%
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
2021 Compared to 2020
Net Operating Revenues
Our consolidated Net operating revenues increased in 2021 compared to 2020 primarily from volume and pricing growth in our inpatient rehabilitation segment. See additional discussion in the “Segment Results of Operations” section of this Item.
For various quarterly periods during the pandemic, we experienced decreased patient volumes in one or more of our business lines when compared to the prior year periods. Beginning in mid-March 2020, we experienced decreased volumes in both segments which resulted from a number of conditions related to the COVID-19 pandemic including: lower acute-care hospital censuses due to the deferral of elective surgeries and shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, policies in assisted living facilities that prevent staff from visiting patients, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. Inpatient rehabilitation patient census and home health starts of episodes reached a low point the week ended April 12, 2020 (Easter weekend). These factors have contributed, and could in the future contribute, to a decline in new patients for both of our operating segments as well as decreases in visits per episode in our home health business.
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
Salaries and benefits in terms of dollars increased in 2021 compared to 2020 primarily due to salary and benefit cost increases for our employees, increased contract labor to meet higher patient volumes, and the ramping up of new stores. Salaries and benefits as a percent of Net operating revenues decreased in 2021 compared to 2020 primarily due to the additional paid-time-off awarded to employees in the second quarter of 2020 (discussed below) and improved labor productivity partially offset by higher clinician compensation costs due to staffing challenges resulting from the pandemic. See additional discussion in the “Segment Results of Operations” section of this Item.
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
Other operating expenses decreased as a percent of Net operating revenues during 2021 compared to 2020 primarily due to the increase in Net operating revenues as discussed above.
Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. Specifically, these costs include personal protective equipment (“PPE”), pharmaceuticals, food, needles, bandages, and other similar items.
Supplies decreased as a percent of Net operating revenues during 2021 compared to 2020 primarily due to the increase in Net operating revenues as discussed above. We expect to continue to see elevated utilization and cost of medical supplies in 2022 as a result of the pandemic.

General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, human resources, corporate accounting, legal services, and internal audit and controls that are managed from our home office in Birmingham, Alabama. These expenses also include stock-based compensation expenses and transaction costs.
General and administrative expenses increased in terms of dollars and as a percent of Net operating revenues during 2021 compared to 2020 primarily due to the transaction costs associated with the spin off of our home health and hospice business and higher costs associated with incentive compensation. See the “Executive Overview” section of this Item for additional information on the spin off.
Depreciation and Amortization
Depreciation and amortization increased during 2021 compared to 2020 due to our capital expenditures and development activities throughout 2020 and 2021. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees in 2021 compared to 2020 primarily resulted from the redemption of approximately $700 million in November 2020 for the remaining 5.75% Senior Notes due 2024 (the “2024 Notes”) as well as the April and June 2021 redemptions of $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “2023 Notes”). Cash paid for interest approximated $168 million in 2021 and 2020, respectively. For additional information, see Note 10, Long-term Debt, to the accompanying consolidated financial statements.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations in 2021 increased compared to 2020 primarily due to the increase in earnings, as discussed in the “Segment Results of Operations” section of this Item.
Provision for Income Tax Expense
Our Provision for income tax expense increased in 2021 compared to 2020 primarily due to higher Income from continuing operations before income tax expense. See also Note 16, Income Taxes, to the accompanying consolidated financial statements.
In addition to the CARES Act provisions previously discussed in the “Executive Overview” section of this Item, the CARES Act also includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property, and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the year ended December 31, 2020 and 2021, although it has impacted the timing of future cash payments for taxes.
Our cash payments for income taxes approximated $130 and $33 million, net of refunds, in 2021 and 2020, respectively. These payments were based on estimates of taxable income. We estimate we will pay approximately $80 million to $100 million of cash income taxes, net of refunds, in 2022. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2022. In 2021 and 2020, current income tax expense was $111.8 million and $51.4 million, respectively.
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

Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during 2021 compared to 2020 resulted from increased profitability of our existing joint ventures due to the impact of the pandemic on 2020.
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
See Item 1A, Risk Factors, for additional information.
Relationships and Transactions with Related Parties
Related party transactions were not material to our operations in 2021, 2020, or 2019, and therefore, are not presented as a separate discussion within this Item.
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
Inpatient Rehabilitation
During the years ended December 31, 2021, 2020, and 2019, our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2021	2020	2019
Medicare	64.4%	66.7%	72.2%
Medicare Advantage	15.2%	15.3%	10.7%
Managed care	12.1%	10.4%	9.8%
Medicaid	4.1%	3.9%	3.1%
Other third-party payors	1.1%	1.2%	1.2%
Workers’ compensation	0.6%	0.6%	0.8%
Patients	0.5%	0.5%	0.7%
Other income	2.0%	1.4%	1.5%
Total	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the years ended December 31, 2021, 2020, and 2019, is as follows:

	For the Year Ended December 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$3,918.1	$3,496.1	$3,423.5	12.1%	2.1%
Outpatient and other	96.9	70.1	89.5	38.2%	(21.7)%
Inpatient rehabilitation segment revenues	4,015.0	3,566.2	3,513.0	12.6%	1.5%
Operating expenses:
Salaries and benefits	2,127.3	1,903.8	1,813.1	11.7%	5.0%
Other operating expenses	594.8	534.7	521.9	11.2%	2.5%
Supplies	184.2	171.0	147.0	7.7%	16.3%
Occupancy costs	59.0	61.4	64.8	(3.9)%	(5.2)%
Other income	(6.9)	(8.0)	(10.5)	(13.8)%	(23.8)%
Equity in net income of nonconsolidated affiliates	(3.4)	(3.0)	(5.5)	13.3%	(45.5)%
Noncontrolling interests	103.2	83.3	82.6	23.9%	0.8%
Segment Adjusted EBITDA	$956.8	$823.0	$899.6	16.3%	(8.5)%

	(Actual Amounts)
Discharges	197,639	181,897	186,842	8.7%	(2.6)%
Net patient revenue per discharge	$19,825	$19,220	$18,323	3.1%	4.9%
Outpatient visits	161,070	186,257	375,525	(13.5)%	(50.4)%
Average length of stay (days)	12.8	12.9	12.6	(0.8)%	2.4%
Occupancy %	70.0%	67.7%	69.5%	3.4%	(2.6)%
# of licensed beds	9,924	9,505	9,249	4.4%	2.8%
Full-time equivalents*	23,193	22,076	21,967	5.1%	0.5%
Employees per occupied bed	3.34	3.43	3.42	(2.6)%	0.3%
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
Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2021	2020	2019
Operating expenses:
Salaries and benefits	53.0%	53.4%	51.6%
Other operating expenses	14.8%	15.0%	14.9%
Supplies	4.6%	4.8%	4.2%
Occupancy costs	1.5%	1.7%	1.8%

2021 Compared to 2020
    Net Operating Revenues
Inpatient revenue increased during 2021 compared to 2020 primarily due to increased volumes and favorable pricing. Discharge growth included a 6.2% increase in same-store discharges. Discharge growth from new stores during 2021 resulted from our joint ventures in Coralville, Iowa (June 2020), San Angelo, Texas (March 2021), and Henry County, Georgia (October 2021), as well as wholly owned hospitals in Murrieta, California (February 2020), Sioux Falls, South Dakota (June 2020), Toledo, Ohio (November 2020), North Tampa, Florida (April 2021), Cumming, Georgia (June 2021), Waco, Texas (August 2021), Shreveport, Louisiana (August 2021), Greenville, South Carolina (August 2021), and Pensacola, Florida (September 2021). Growth in net patient revenue per discharge during 2021 compared to 2020 primarily resulted from an increase in reimbursement rates, a higher acuity patient mix and the suspension of sequestration starting in May 2020.
The increase in outpatient and other revenue during 2021 compared to 2020 primarily resulted from an increase of $29.7 million in provider tax revenues (offset by $17.8 million of provider tax expense increases included in Other operating expenses).

See Note 2, Business Combinations, to the accompanying consolidated financial statements for information regarding our joint ventures discussed above.
    Adjusted EBITDA
The increase in Adjusted EBITDA during 2021 compared to 2020 primarily resulted from the increase in net patient revenue as discussed above. Salaries and benefits as a percent of Net operating revenues decreased in 2021 compared to 2020 due to the additional paid-time-off awarded to employees in the second quarter of 2020 (discussed above) and improved labor productivity (contributed to lower employees per occupied bed) partially offset by higher clinician compensation costs due to staffing shortages resulting from the pandemic. Other operating expenses, Supplies, and Occupancy costs as a percent of Net operating revenues decreased during 2021 compared to 2020 primarily due the increase in net patient revenue.
Home Health and Hospice
During the years ended December 31, 2021, 2020, and 2019, our home health and hospice segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2021	2020	2019
Medicare	81.9%	83.1%	84.2%
Medicare Advantage	10.6%	10.8%	10.2%
Managed care	5.9%	4.4%	3.6%
Medicaid	1.4%	1.4%	1.7%
Workers’ compensation	—%	0.1%	0.1%
Patients	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the years ended December 31, 2021, 2020, and 2019, is as follows:

	For the Year Ended December 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$897.3	$877.6	$918.0	2.2%	(4.4)%
Hospice	209.3	200.6	174.0	4.3%	15.3%
Home health and hospice segment revenues	1,106.6	1,078.2	1,092.0	2.6%	(1.3)%
Operating expenses:
Cost of services (excluding depreciation and amortization)	489.3	511.3	506.2	(4.3)%	1.0%
Support and overhead costs	406.2	402.8	381.7	0.8%	5.5%
Other income	(1.6)	—	—	N/A	—%
Equity in net income of nonconsolidated affiliates	(0.6)	(0.5)	(1.2)	20.0%	(58.3)%
Noncontrolling interests	1.8	1.3	9.5	38.5%	(86.3)%
Segment Adjusted EBITDA	$211.5	$163.3	$195.8	29.5%	(16.6)%

	(Actual Amounts)
Home health:
Total admissions	200,626	194,249	194,498	3.3%	(0.1)%
Episodic admissions	155,357	158,912	159,727	(2.2)%	(0.5)%
Total recertifications	131,259	128,698	129,989	2.0%	(1.0)%
Episodic recertifications	111,394	114,775	116,084	(2.9)%	(1.1)%
Episodes	264,581	268,508	275,578	(1.5)%	(2.6)%
Total starts of care	331,885	322,947	324,487	2.8%	(0.5)%
Revenue per episode	$2,954	$2,905	$2,972	1.7%	(2.3)%
Episodic visits per episode	15.4	16.4	17.1	(6.1)%	(4.1)%
Total visits	4,969,699	5,139,472	5,431,621	(3.3)%	(5.4)%
Cost per visit	$79	$80	$77	(1.3)%	3.9%
Hospice:
Admissions	13,113	12,878	10,452	1.8%	23.2%
Patient days	1,372,980	1,367,060	1,197,927	0.4%	14.1%
Average daily census	3,762	3,735	3,282	0.7%	13.8%
Revenue per day	$152	$147	$145	3.4%	1.4%
Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2021	2020	2019
Operating expenses:
Cost of services (excluding depreciation and amortization)	44.2%	47.4%	46.4%
Support and overhead costs	36.7%	37.4%	35.0%

2021 Compared to 2020
Net Operating Revenues
Revenue growth during 2021 compared to 2020 was driven by increased volumes and pricing. Total starts of care increased during 2021 compared to 2020 primarily due to the acquisition of Frontier on June 1, 2021 and increased non-episodic admissions and recertifications as a result of our national contract with United Healthcare. Episodic admissions declined during 2021 compared to 2020 primarily due to the conversion of admissions to non-episodic under the national contract discussed above. The increase in revenue per episode during 2021 compared to 2020 resulted from an increase in reimbursement rates and the suspension of sequestration partially offset by the mix between early and late payment periods.
Adjusted EBITDA
The increase in Adjusted EBITDA during 2021 compared to 2020 resulted from the increase in net patient revenues as discussed above and a decrease in Cost of services as a percent of revenue. Cost of services decreased as a percent of revenues for 2021 compared to 2020 primarily due to lower visits per episode and lower cost per visit resulting from additional paid-time-off awarded to employees in the second quarter of 2020 (discussed above) partially offset by higher clinician compensation due to staffing shortages.
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
To further enhance our liquidity and ensure availability under our credit agreement, in both April and June 2021, we redeemed $100 million in outstanding principal amount of the 2023 Notes using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, these optional redemptions were made at a price of par. As a result of this redemption, we recorded a $1.0 million Loss on early extinguishment of debt in 2021. In February 2022, we issued notice for redemption of the remaining $100 million in outstanding principal amount of the 2023 Notes. Pursuant to the terms of the 2023 Notes, this full redemption will settle on March 15, 2022 and will be made at a price of par. We plan to use cash on hand and capacity under our revolving credit facility to fund the redemption. We expect to record an approximate $0.3 million Loss on early extinguishment of debt in the first quarter of 2022.
In April 2020 we amended our credit agreement primarily to provide covenant relief due to business disruptions from the pandemic. The amendment included, among other things, the carve-out of the pandemic from the definition of material adverse effect for 364 days and modifications to the interest coverage and leverage ratios under the agreement. In May 2020, we issued an additional $300 million of our existing 4.50% Senior Notes due 2028 at a price of 99.0% of the principal amount and an additional $300 million of our existing 4.75% Senior Notes due 2030 at a price of 98.5% of the principal amount, which resulted in approximately $583 million in net proceeds. We used a portion of the net proceeds from this borrowing, together with cash on hand, to repay borrowings under our revolving credit facility.
In October 2020, we issued $400 million aggregate principal amount of 4.625% Senior Notes due 2031 at par. We used the net proceeds from this borrowing plus approximately $300 million of cash on hand to fully redeem approximately $700 million of the 2024 Notes at par in November 2020. As a result of this redemption, we recorded a $2.3 million Loss on early extinguishment of debt in 2020.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2024. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and we have significant availability under our revolving credit facility. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders.
See Note 10, Long-term Debt, to the accompanying consolidated financial statements.

Current Liquidity
As of December 31, 2021, we had $54.8 million in Cash and cash equivalents. This amount excludes $65.5 million in restricted cash ($65.1 million included in Restricted cash and $0.4 million included in Other long-term assets in our consolidated balance sheet) and $82.2 million of restricted marketable securities (included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2021, we had approximately $762 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $300 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2021, the maximum leverage ratio requirement per our credit agreement was 5.0x and the minimum interest coverage ratio requirement was 2.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for 2021 and the interest rate in effect under our credit agreement during the three-month period ended December 31, 2021, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for the entire year, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
On December 9, 2021, we announced the commencement of a consent solicitation of holders of our 2025 Notes, 2028 Notes, 2030 Notes, and 2031 Notes (collectively the “Notes”) for the adoption of certain amendments to the Indenture, which will provide us with greater flexibility in effecting the spin off discussed in the “Executive Overview” section of this Item. Each Indenture contains restrictive covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permit us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We may make any such distribution so long as the Leverage Ratio (as defined in each Indenture) is no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduce the capacity under our restricted payments builder basket under each existing Indenture by $200 million and amends the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Notes. In December 2021 and January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Notes a total of $40.5 million, excluding fees. We paid $20 million of this amount in January 2022. The remaining payment is contingent upon the execution of a Distribution and will be paid at such time.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2024, and after the March 2022 redemption of the 2023 Notes discussed above, our bonds all mature in 2025 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of December 31, 2021.
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

Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2021, 2020, and 2019 (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$715.8	$704.7	$635.3
Net cash used in investing activities	(666.3)	(407.5)	(657.4)
Net cash (used in) provided by financing activities	(240.1)	(145.9)	48.2
Increase in cash, cash equivalents, and restricted cash	$(190.6)	$151.3	$26.1
2021 Compared to 2020
Operating activities. The increase in Net cash provided by operating activities during 2021 compared to 2020 primarily resulted from the increase in Net income (see the “Results of Operations” section of this Item) partially offset by the decrease in payroll accruals. The decrease in payroll accruals was attributable to the award of additional paid time off to employees during the second quarter of 2020 in response to the pandemic and the deferral of payroll taxes resulting from government relief efforts during the pandemic. Half of the payroll taxes were paid in December 2021, with the remaining half due in December 2022.
Investing activities. The increase in Net cash used in investing activities during 2021 compared to 2020 primarily resulted from the acquisition of assets from Frontier and increased purchases of property and equipment. For additional information on the Frontier acquisition, see Note 2, Business Combinations, to the accompanying consolidated financial statements.
Financing activities. The increase in Net cash used in financing activities during 2021 compared to 2020 primarily resulted from increased net debt payments partially offset by the purchase of equity interests held by the home health and hospice management team during the first quarter of 2020. See also Note 12, Redeemable Noncontrolling Interest and Note 10, Long-term Debt, to the accompanying consolidated financial statements.
Contractual Obligations
Our consolidated contractual obligations as of December 31, 2021 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,699.9	$19.7	$2,680.2
Revolving credit facility	200.0	—	200.0
Interest on long-term debt (b)	814.5	130.6	683.9
Finance lease obligations (c)	606.3	52.1	554.2
Operating lease obligations (d)	326.6	51.4	275.2
Purchase obligations (e)	148.8	55.4	93.4
Total	$4,796.1	$309.2	$4,486.9
(a)Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 10, Long-term Debt, to the accompanying consolidated financial statements.
(b)Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2021. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line (see Note 7, Leases, and Note 10, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.
(c)Amounts include interest portion of future minimum finance lease payments.

(d)Our inpatient rehabilitation segment leases approximately 10% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 7, Leases, to the accompanying consolidated financial statements.
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
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2021, we made capital expenditures of approximately $551 million for property and equipment, intangible assets, and capitalized software. These expenditures in 2021 are exclusive of approximately $119 million in net cash related to our acquisition activity. During 2022, we expect to spend approximately $570 million to $660 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $200 million to $250 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend approximately $50 million to $100 million on home health and hospice acquisitions during 2022. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2020, February 2021, May 2021, July 2021, and October 2021, our board of directors declared cash dividends of $0.28 per share that were paid in January 2021, April 2021, July 2021, October 2021, and January 2022, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which amount was subsequently increased to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of December 31, 2021, approximately $198 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
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

For the Year Ended December 31, 2021
(In Millions)
Net operating revenues	$3,692.7
Intercompany revenues generated from non-guarantor subsidiaries	19.0
Total net operating revenues	$3,711.7

Operating expenses	$3,184.5
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	30.8
Total operating expenses	$3,215.3

Income from continuing operations	$258.8
Net income	$258.4
Net income attributable to Encompass Health	$258.7

As of December 31, 2021
(In Millions)
Total current assets	$664.3

Property and equipment, net	$1,896.1
Goodwill	2,053.2
Intercompany receivable due from non-guarantor subsidiaries	166.1
Other noncurrent assets	662.9
Total noncurrent assets	$4,778.3

Total current liabilities	$624.7

Long-term debt, net of current portion	$3,194.5
Other noncurrent liabilities	327.9
Total noncurrent liabilities	$3,522.4

Redeemable noncontrolling interests	$2.3
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

Our Adjusted EBITDA for the years ended December 31, 2021, 2020, and 2019 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2021	2020	2019
Net income	$517.2	$368.8	$445.8
Loss from discontinued operations, net of tax, attributable to Encompass Health	0.4	—	0.6
Provision for income tax expense	139.6	103.8	115.9
Interest expense and amortization of debt discounts and fees	164.6	184.2	159.7
Loss on early extinguishment of debt	1.0	2.3	7.7
Government, class action, and related settlements	—	2.8	—
Loss on disposal or impairment of assets	0.4	11.6	11.1
Depreciation and amortization	256.6	243.0	218.7
Stock-based compensation expense	32.8	29.5	114.4
Net income attributable to noncontrolling interests	(105.0)	(84.6)	(87.1)
Costs associated with the strategic alternatives review	22.9	—	—
Costs associated with the Frontier acquisition	1.3	—	—
Transaction costs	—	—	2.1
Gain on consolidation of joint venture formerly accounted for under the equity method of accounting	(3.2)	(2.2)	(19.2)
SARs mark-to-market impact on noncontrolling interests	—	—	(5.0)
Change in fair market value of equity securities	(0.6)	(0.4)	(0.8)
Payroll taxes on SARs exercise	—	1.5	1.0
Adjusted EBITDA	$1,028.0	$860.3	$964.9
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$715.8	$704.7	$635.3
Interest expense and amortization of debt discounts and fees	164.6	184.2	159.7
Equity in net income of nonconsolidated affiliates	4.0	3.5	6.7
Net income attributable to noncontrolling interests in continuing operations	(105.0)	(84.6)	(87.1)
Amortization of debt-related items	(7.8)	(7.2)	(4.5)
Distributions from nonconsolidated affiliates	(2.9)	(3.8)	(6.6)
Current portion of income tax expense	111.8	51.4	75.9
Change in assets and liabilities	118.0	7.3	180.1
Cash used in operating activities of discontinued operations	0.5	0.2	4.4
Costs associated with the strategic alternatives review	22.9	—	—
Costs associated with the Frontier acquisition	1.3	—	—
Transaction costs	—	—	2.1
SARs mark-to-market impact on noncontrolling interests	—	—	(5.0)
Change in fair market value of equity securities	(0.6)	(0.4)	(0.8)
Payroll taxes on SARs exercise	—	1.5	1.0
Other	5.4	3.5	3.7
Adjusted EBITDA	$1,028.0	$860.3	$964.9

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

The table below shows a summary of our net accounts receivable balances as of December 31, 2021 and 2020. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to the accompanying consolidated financial statements.

	As of December 31,
	2021	2020
	(In Millions)
Current:
0 - 30 Days	$469.6	$409.4
31 - 60 Days	70.1	54.3
61 - 90 Days	37.6	30.6
91 - 120 Days	21.1	16.9
120 + Days	68.2	51.8
Patient accounts receivable	666.6	563.0
Other accounts receivable	13.7	9.8
	680.3	572.8
Noncurrent patient accounts receivable	83.5	123.8
Accounts receivable	$763.8	$696.6
Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding, pre-payment claim reviews by our respective MACs, and reimbursement claims audits by governmental or other payors and their agents. As of December 31, 2021 and 2020, $77.8 million and $117.8 million of our patient accounts receivable represented denials that were under review or audit in our inpatient rehabilitation segment. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying consolidated financial statements of this report.
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

Net self-insurance reserves as of December 31, 2021:
As reported, with 50% statistical confidence level	139.4
With 70% statistical confidence level	148.6
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
•consideration of the relationship of our market capitalization to our book value, as well as a sustained decrease in our share price; and
•length of time since most recent quantitative analysis.
In the fourth quarter of 2021, we performed our annual evaluation of goodwill and determined no adjustment to impair goodwill was necessary. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we continue to believe our inpatient rehabilitation and home health and hospice reporting units are not at risk for any impairment charges.
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
During the year ended December 31, 2021, we decreased our valuation allowance by $(3.1) million. As of December 31, 2021, we had a remaining valuation allowance of $43.1 million which primarily related to state net operating losses. At the state jurisdiction level, we determined it was necessary to maintain a valuation allowance due to uncertainties related to our ability to utilize a portion of the net operating losses before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.
While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2021 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to increase our valuation allowance, or reverse amounts recorded currently in the valuation allowance, for all or a portion of our deferred tax assets. Similarly, future adjustments to our valuation allowance may be necessary if the timing of future tax deductions is different than currently expected. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

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
Item 7A.Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use a sensitivity analysis model to evaluate the impact of interest rate changes on our variable rate debt. As of December 31, 2021, our primary variable rate debt outstanding related to $200 million in advances under our revolving credit facility and $238.5 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $4.0 million over the next 12 months, while a 1% decrease in interest rates, assuming a floor of zero in the variable rate index, would result in an incremental positive cash flow of approximately $1.3 million over the next 12 months.

The fair value of our fixed rate debt is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy, and is summarized as follows (in millions):

	December 31, 2021		December 31, 2020
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
5.125% Senior Notes due 2023
Carrying Value	$99.6	$—	$298.1	$—
Unamortized debt discount and fees	0.4	—	1.9	—
Principal amount	100.0	100.2	300.0	302.6
5.75% Senior Notes due 2025
Carrying Value	347.0	—	346.3	—
Unamortized debt discount and fees	3.0	—	3.7	—
Principal amount	350.0	357.9	350.0	361.4
4.50% Senior Notes due 2028
Carrying Value	786.8	—	785.0	—
Unamortized debt discount and fees	13.2	—	15.0	—
Principal amount	800.0	823.0	800.0	840.0
4.75% Senior Notes due 2030
Carrying Value	784.7	—	783.2	—
Unamortized debt discount and fees	15.3	—	16.8	—
Principal amount	800.0	824.0	800.0	856.0
4.625% Senior Notes due 2031
Carrying Value	393.7	—	393.2	—
Unamortized debt discount and fees	6.3	—	6.8	—
Principal amount	400.0	407.0	400.0	424.9
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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information
None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None applicable.

PART III
We expect to file a definitive proxy statement relating to our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2022 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10.Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Items of Business Requiring Your Vote—Proposal 1—Election of Directors,” “Corporate Governance and Board Structure—Corporate Governance—Code of Ethics,” “—Board Structure and Committees—Audit Committee,” “—Board Composition and Director Nomination Process—Director Nominees Proposed by Stockholders,” and “Executive Officers.”

Item 11.Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Corporate Governance and Board Structure—Compensation of Directors,” “Compensation and Human Capital Committee Matters,” and “Executive Compensation.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Executive Compensation—Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Corporate Governance and Board Structure—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2022 Proxy Statement under the caption “Items of Business Requiring Your Vote—Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.Exhibits and Financial Statement Schedules
Financial Statements
See the accompanying index on page F-1 for a list of financial statements filed as part of this report.
Financial Statement Schedules
None.
Exhibits
See Exhibit Index immediately following page F-62 of this report.
Item 16.Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS HEALTH CORPORATION

By:	/s/ MARK J. TARR
Mark J. Tarr
President and Chief Executive Officer

Date:	February 25, 2022

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

Signature	Capacity	Date

/s/ MARK J. TARR	President and Chief Executive Officer and Director	February 25, 2022
Mark J. Tarr

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 25, 2022
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 25, 2022
Andrew L. Price

/s/ LEO I. HIGDON, JR.	Chairman of the Board of Directors	February 25, 2022
Leo I. Higdon, Jr.

/s/ GREG D. CARMICHAEL	Director	February 25, 2022
Greg D. Carmichael

/s/ JOHN W. CHIDSEY	Director	February 25, 2022
John W. Chidsey

/s/ DONALD L. CORRELL	Director	February 25, 2022
Donald L. Correll

/s/ YVONNE M. CURL	Director	February 25, 2022
Yvonne M. Curl

/s/ CHARLES M. ELSON	Director	February 25, 2022
Charles M. Elson

/s/ JOAN E. HERMAN	Director	February 25, 2022
Joan E. Herman

/s/ LESLYE G. KATZ	Director	February 25, 2022
Leslye G. Katz

/s/ PATRICIA A. MARYLAND	Director	February 25, 2022
Patricia A. Maryland

/s/ CHRISTOPHER R. REIDY	Director	February 25, 2022
Christopher R. Reidy

/s/ JOHN E. MAUPIN, JR.	Director	February 25, 2022
John E. Maupin, Jr.

/s/ NANCY M. SCHLICHTING	Director	February 25, 2022
Nancy M. Schlichting

/s/ L. EDWARD SHAW, JR.	Director	February 25, 2022
L. Edward Shaw, Jr.

/s/ TERRANCE WILLIAMS	Director	February 25, 2022
Terrance Williams

Item 15.Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Encompass Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Encompass Health Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Inpatient Rehabilitation Segment Patient Accounts Receivable - Contractual Allowances and Uncollectible Amounts

As described in Notes 1 and 5 to the consolidated financial statements, revenues for inpatient rehabilitation services are recognized (or measured) using the input method as therapy, nursing, and auxiliary services are provided based on management’s estimate of the respective transaction price. Management’s estimate of the transaction price includes estimates of price concessions for such items as contractual allowances, potential adjustments that may arise from payment and other reviews, and uncollectible amounts. Revenues recognized by the inpatient rehabilitation segment are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related patient accounts receivable. Factors considered by management in determining the estimated transaction price include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Management assumes these factors will remain consistent with the experience for patients discharged in similar time periods for the same payor classes. The Company’s consolidated accounts receivable balance is $763.8 million as of December 31, 2021. Management estimates the allowance for uncollectible amounts based on the aging of accounts receivable, historical collection experience for each type of payor, and other relevant factors. As disclosed by management, changes in general economic conditions (such as increased unemployment rates or periods of recession) are also considered.

The principal considerations for our determination that performing procedures relating to the valuation of inpatient rehabilitation segment patient accounts receivable – contractual allowances and uncollectible amounts is a critical audit matter are the significant judgment by management to estimate patient accounts receivable and the amount that will ultimately be collected under the terms of the third-party payor contracts, which in turn led to significant auditor judgment and effort to evaluate the audit evidence obtained related to the valuation of inpatient rehabilitation segment patient accounts receivable.

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

Valuation of Inpatient Rehabilitation Segment Patient Accounts Receivable - Denied Claims

As described in Note 1 to the consolidated financial statements, the Company’s Medicare claims have been subject to review by Medicare Administrative Contractors (“MACs”) under various programs such as “widespread probes” and the Targeted Probe and Educate initiative. The MACs reviews have resulted in denial of payment for claims billed under certain diagnosis codes. As of December 31, 2021, $77.8 million of the Company’s patient accounts receivable represented denials that were under review or audit. While the Company generally appeals most of the denials of claims by the MACs , the Medicare appeals adjudication process, which is administered by the Office of Medicare Hearings and Appeals (“OMHA”), has been subject to significant delay resulting in a backlog of claims awaiting hearing, the resolution of which may take several years. As disclosed in Note 1, the Company’s historical experience and success in the adjudication of these appeals is a component of management’s estimate of the transaction price.

The principal considerations for our determination that performing procedures relating to the valuation of inpatient rehabilitation patient accounts receivable – denied claims is a critical audit matter are the significant judgment by management to estimate the ultimate expected amount of collectible accounts receivable related to denied claims. This in turn led to a high degree of auditor judgment and effort to evaluate the audit evidence obtained related to the valuation of such denied claims.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 25, 2022

We have served as the Company’s auditor since 2003.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2021	2020	2019
	(In Millions, Except Per Share Data)
Net operating revenues	$5,121.6	$4,644.4	$4,605.0
Operating expenses:
Salaries and benefits	2,886.5	2,682.0	2,573.0
Other operating expenses	685.2	634.4	623.6
Occupancy costs	80.2	81.2	82.3
Supplies	209.3	200.5	167.9
General and administrative expenses	197.3	155.5	247.0
Depreciation and amortization	256.6	243.0	218.7
Government, class action, and related settlements	—	2.8	—
Total operating expenses	4,315.1	3,999.4	3,912.5
Loss on early extinguishment of debt	1.0	2.3	7.7
Interest expense and amortization of debt discounts and fees	164.6	184.2	159.7
Other income	(12.3)	(10.6)	(30.5)
Equity in net income of nonconsolidated affiliates	(4.0)	(3.5)	(6.7)
Income from continuing operations before income tax expense	657.2	472.6	562.3
Provision for income tax expense	139.6	103.8	115.9
Income from continuing operations	517.6	368.8	446.4
Loss from discontinued operations, net of tax	(0.4)	—	(0.6)
Net and comprehensive income	517.2	368.8	445.8
Less: Net and comprehensive income attributable to noncontrolling interests	(105.0)	(84.6)	(87.1)
Net and comprehensive income attributable to Encompass Health	$412.2	$284.2	$358.7

Weighted average common shares outstanding:
Basic	99.0	98.6	98.0
Diluted	100.2	99.8	99.4
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$4.15	$2.87	$3.66
Discontinued operations	—	—	(0.01)
Net income	$4.15	$2.87	$3.65
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$4.11	$2.85	$3.62
Discontinued operations	—	—	(0.01)
Net income	$4.11	$2.85	$3.61

Amounts attributable to Encompass Health:
Income from continuing operations	$412.6	$284.2	$359.3
Loss from discontinued operations, net of tax	(0.4)	—	(0.6)
Net income attributable to Encompass Health	$412.2	$284.2	$358.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2021	2020
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$54.8	$224.0
Restricted cash	65.1	65.4
Accounts receivable	680.3	572.8
Prepaid expenses and other current assets	121.2	86.4
Total current assets	921.4	948.6
Property and equipment, net	2,601.6	2,206.6
Operating lease right-of-use assets	242.0	245.7
Goodwill	2,427.9	2,318.7
Intangible assets, net	417.5	431.3
Other long-term assets	254.5	295.0
Total assets(1)	$6,864.9	$6,445.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$42.8	$38.3
Current operating lease liabilities	38.4	44.8
Accounts payable	137.6	115.0
Accrued payroll	265.8	253.8
Accrued interest payable	44.5	47.1
Other current liabilities	219.7	218.3
Total current liabilities	748.8	717.3
Long-term debt, net of current portion	3,243.9	3,250.6
Long-term operating lease liabilities	213.1	209.6
Self-insured risks	123.8	121.2
Deferred income tax liabilities	86.7	51.8
Other long-term liabilities	49.4	93.8
	4,465.7	4,444.3
Commitments and contingencies
Redeemable noncontrolling interests	42.2	31.6
Shareholders’ equity:
Encompass Health shareholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 114,211,057 in 2021; 113,835,708 in 2020	1.1	1.1
Capital in excess of par value	2,289.6	2,326.6
Accumulated income (deficit)	141.8	(242.3)
Treasury stock, at cost (14,719,662 shares in 2021 and 14,428,235 shares in 2020)	(521.2)	(497.4)
Total Encompass Health shareholders’ equity	1,911.3	1,588.0
Noncontrolling interests	445.7	382.0
Total shareholders’ equity	2,357.0	1,970.0
Total liabilities(1) and shareholders’ equity	$6,864.9	$6,445.9
(1)Our consolidated assets as of December 31, 2021 and December 31, 2020 include total assets of variable interest entities of $226.2 million and $221.2 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of December 31, 2021 and December 31, 2020 include total liabilities of the variable interest entities of $38.2 million and $46.8 million, respectively. See Note 3, Variable Interest Entities.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity

	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated (Deficit) Income	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
December 31, 2018	98.9	$1.1	$2,588.7	$(885.2)	$(427.9)	$280.3	$1,557.0
Net income	—	—	—	358.7	—	74.5	433.2
Receipt of treasury stock	(0.3)	—	—	—	(16.6)	—	(16.6)
Dividends declared ($1.10 per share)	—	—	(109.3)	—	—	—	(109.3)
Stock-based compensation	—	—	32.4	—	—	—	32.4
Stock options exercised	0.1	—	1.4	—	—	—	1.4
Distributions declared	—	—	—	—	—	(70.2)	(70.2)
Repurchases of common stock in open market	(0.8)	—	—	—	(45.9)	—	(45.9)
Capital contributions from consolidated affiliates	—	—	—	—	—	20.0	20.0
Fair value adjustments to redeemable noncontrolling interests	—	—	(147.6)	—	—	—	(147.6)
Consolidation of Yuma Rehabilitation Hospital	—	—	—	—	—	25.0	25.0
Other	0.7	—	4.3	—	(1.9)	11.3	13.7
December 31, 2019	98.6	1.1	2,369.9	(526.5)	(492.3)	340.9	1,693.1
Net income	—	—	—	284.2	—	77.2	361.4
Receipt of treasury stock	(0.2)	—	—	—	(15.7)	—	(15.7)
Dividends declared ($1.12 per share)	—	—	(111.6)	—	—	—	(111.6)
Exchange of Holdings shares	0.6	—	27.1	—	19.2	—	46.3
Stock-based compensation	—	—	29.5	—	—	—	29.5
Stock options exercised	0.1	—	1.1	—	—	—	1.1
Distributions declared	—	—	—	—	—	(72.1)	(72.1)
Repurchases of common stock in open market	(0.1)	—	—	—	(6.1)	—	(6.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	42.8	42.8
Fair value adjustments to redeemable noncontrolling interests	—	—	1.4	—	—	—	1.4
Other	0.4	—	9.2	—	(2.5)	(6.8)	(0.1)
December 31, 2020	99.4	1.1	2,326.6	(242.3)	(497.4)	382.0	1,970.0
Net income	—	—	—	412.2	—	96.0	508.2
Receipt of treasury stock	(0.2)	—	—	—	(16.4)	—	(16.4)
Dividends declared ($1.12 per share)	—	—	(83.8)	(28.1)	—	—	(111.9)
Stock-based compensation	—	—	32.8	—	—	—	32.8
Distributions declared	—	—	—	—	—	(87.8)	(87.8)
Capital contributions from consolidated affiliates	—	—	—	—	—	72.5	72.5
Other	0.3	—	14.0	—	(7.4)	(17.0)	(10.4)
December 31, 2021	99.5	$1.1	$2,289.6	$141.8	$(521.2)	$445.7	$2,357.0
The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020	2019
	(In Millions)
Cash flows from operating activities:
Net income	$517.2	$368.8	$445.8
Loss from discontinued operations, net of tax	0.4	—	0.6
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for government, class action, and related settlements	—	2.8	—
Depreciation and amortization	256.6	243.0	218.7
Amortization of debt-related items	7.8	7.2	4.5
Loss on early extinguishment of debt	1.0	2.3	7.7
Equity in net income of nonconsolidated affiliates	(4.0)	(3.5)	(6.7)
Distributions from nonconsolidated affiliates	2.9	3.8	6.6
Stock-based compensation	32.8	29.5	114.4
Deferred tax expense	27.8	52.4	40.0
Gain on consolidation of Yuma Rehabilitation Hospital	—	—	(19.2)
Other, net	(8.2)	5.9	7.4
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	(64.3)	(38.1)	(22.9)
Prepaid expenses and other assets	(42.0)	0.1	(35.4)
Accounts payable	14.9	13.6	(6.1)
Accrued payroll	(38.1)	92.0	13.2
Other liabilities	11.5	(74.9)	(128.9)
Net cash used in operating activities of discontinued operations	(0.5)	(0.2)	(4.4)
Total adjustments	198.2	335.9	188.9
Net cash provided by operating activities	715.8	704.7	635.3
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(118.6)	(1.1)	(231.5)
Purchases of property and equipment	(528.9)	(396.0)	(372.4)
Additions to capitalized software costs	(15.8)	(8.7)	(13.0)
Purchases of intangible assets	(6.5)	(3.5)	(18.7)
Proceeds from sale of restricted investments	—	12.6	17.6
Purchases of restricted investments	(9.0)	(8.7)	(32.9)
Other, net	12.5	(2.1)	(6.5)
Net cash used in investing activities	(666.3)	(407.5)	(657.4)
(Continued)

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2021	2020	2019
	(In Millions)
Cash flows from financing activities:
Proceeds from bond issuance	—	992.5	1,000.0
Principal payments on debt, including pre-payments	(214.5)	(718.3)	(519.5)
Borrowings on revolving credit facility	300.0	330.0	635.0
Payments on revolving credit facility	(100.0)	(375.0)	(620.0)
Principal payments under finance lease obligations	(51.8)	(22.5)	(19.5)
Debt amendment and issuance costs	—	(20.3)	(21.5)
Repurchases of common stock, including fees and expenses	—	(6.1)	(45.9)
Dividends paid on common stock	(112.4)	(111.9)	(108.7)
Purchase of equity interests in consolidated affiliates	—	(162.3)	(162.9)
Distributions paid to noncontrolling interests of consolidated affiliates	(102.9)	(72.2)	(79.8)
Taxes paid on behalf of employees for shares withheld	(16.4)	(15.7)	(16.6)
Contributions from noncontrolling interests of consolidated affiliates	57.2	34.9	15.9
Other, net	0.7	1.0	(8.3)
Net cash (used in) provided by financing activities	(240.1)	(145.9)	48.2
(Decrease) increase in cash, cash equivalents, and restricted cash	(190.6)	151.3	26.1
Cash, cash equivalents. and restricted cash at beginning of year	310.9	159.6	133.5
Cash, cash equivalents, and restricted cash at end of year	$120.3	$310.9	$159.6

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$224.0	$94.8	$69.2
Restricted cash at beginning of period	65.4	57.4	59.0
Restricted cash included in other long-term assets at beginning of period	21.5	7.4	5.3
Cash, cash equivalents, and restricted cash at beginning of period	$310.9	$159.6	$133.5

Cash and cash equivalents at end of period	$54.8	$224.0	$94.8
Restricted cash at end of period	65.1	65.4	57.4
Restricted cash included in other long-term assets at end of period	0.4	21.5	7.4
Cash, cash equivalents, and restricted cash at end of period	$120.3	$310.9	$159.6

Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(168.4)	$(168.4)	$(155.7)
Income tax refunds	1.8	1.4	0.1
Income tax payments	(131.4)	(34.3)	(104.2)

Supplemental schedule of noncash financing activities:
Adoption of ASC 842	$—	$—	$349.4
The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies:
Organization and Description of Business—
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is a national leader in integrated healthcare services, offering both facility-based and home-based post-acute services in 42 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See Note 19, Segment Reporting.
On December 9, 2020, we announced a formal process to explore strategic alternatives for our home health and hospice business. As a result of this process, we expect to separate the home health and hospice business from Encompass Health into an independent public company through a spin-off distribution in the first half of 2022. On January 19, 2022, we announced the home health and hospice business would be rebranded and operate under the name Enhabit Home Health & Hospice. The rebranding of agency locations is expected to begin in mid-April 2022 and to be largely completed by the consummation of the spin off.
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
COVID-19 Pandemic
The rapid onset of the COVID-19 Pandemic (the “pandemic”) has caused a disruption to our nation’s healthcare system. Such disruption includes reductions in the availability of personal protective equipment (“PPE”) to prevent spread of the disease during patient treatment and increases in the cost of PPE. From time to time in specific markets, elective procedures were postponed by physicians and acute-care hospitals and limited by governmental order to preserve capacity for the expected volume of COVID-19 patients and reduce the risk of the spread of COVID-19. Initially, these postponements and limitations were widespread. Now, they are more market or state specific and driven by the extent of the pandemic in those areas. For various quarterly periods during the pandemic, we experienced decreased patient volumes in one or more of our business lines when compared to the prior year periods. We believe reduced patient volumes resulted from a number of conditions related to the pandemic including: lower acute-care hospital censuses due to the deferral of elective surgeries and shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, policies in assisted living facilities that limit our staff from visiting patients, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. In the home health and hospice segment, we also experienced decreases in visits per episode and institutional referrals because of the pandemic, both of which negatively impacted pricing for home health.
In response to the public health emergency associated with the pandemic, Congress and Centers for Medicare and Medicaid Services (“CMS”) adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which temporarily suspended sequestration for the period of May 1 through December 31, 2020. The CARES Act also authorized the cash distribution of relief funds from the United States Department of Health and Human Services (“HHS”) to healthcare providers. We did not accept any CARES Act relief funds. The Consolidated Appropriations Act, 2021 (the “2021 Budget Act”), signed into law on December 27, 2020 provided for additional provider relief funds. We intend to refuse any additional provider relief funds distributed in the future whether authorized under the 2021 Budget Act or other legislation. The sequestration suspension has been extended a number of times. Sequestration is currently scheduled to resume as of April 1, 2022 but will only be a 1% payment reduction through June 30, 2022. Thereafter, the full 2% Medicare payment reduction will resume. Federal legislation, including the CARES Act and the 2021 Budget Act, and CMS regulatory actions include a number of other provisions, which are discussed below, affecting our reimbursement and operations in both segments.

Additionally, the CARES Act, 2021 Budget Act, and a series of waivers and guidance issued by CMS suspend various Medicare patient coverage criteria and documentation and care requirements in an effort to provide regulatory relief until the public health emergency for the pandemic has ended. For inpatient rehabilitation, the regulatory relief includes the temporary suspension of the requirement that patients must be able to tolerate a minimum of three hours of therapy per day for five days per week and waiver of certain of the requirements, including the exclusion of COVID-19 admissions from the compliance calculation under the 60% Rule. In addition, the requirement of physician face-to-face visits at least three days a week may be fulfilled using telehealth. For home health, the relief includes the allowance of nurse practitioners and physician assistants under certain conditions to certify, establish and periodically review the plan of care, as well as supervise the provision of items and services for beneficiaries under the Medicare home health benefit and expands the use of telehealth. Additionally, CMS expanded the definition of “homebound” to include patients needing skilled services who are homebound due solely to their COVID-19 diagnosis or patients susceptible to contract COVID-19. For hospice, the relief includes the temporary waiver of the

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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation			Home Health and Hospice			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Medicare	$2,589.7	$2,375.5	$2,537.3	$906.5	$896.0	$920.0	$3,496.2	$3,271.5	$3,457.3
Medicare Advantage	609.6	544.9	375.5	117.4	116.2	111.9	727.0	661.1	487.4
Managed care	484.5	371.4	342.7	65.4	47.8	39.1	549.9	419.2	381.8
Medicaid	163.1	140.1	110.3	15.5	15.6	18.4	178.6	155.7	128.7
Other third-party payors	46.0	43.0	43.4	—	—	—	46.0	43.0	43.4
Workers’ compensation	23.1	21.5	29.2	0.3	1.0	1.0	23.4	22.5	30.2
Patients	19.3	19.2	23.3	0.8	0.9	0.6	20.1	20.1	23.9
Other income	79.7	50.6	51.3	0.7	0.7	1.0	80.4	51.3	52.3
Total	$4,015.0	$3,566.2	$3,513.0	$1,106.6	$1,078.2	$1,092.0	$5,121.6	$4,644.4	$4,605.0
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
Medicare Administrative Contractors (“MACs”), under programs known as “widespread probes,” have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. We dispute, or “appeal,” most of these denials. As discussed above, our historical experience and success in the adjudication of these appeals is a component of our estimate of transaction price. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”) and has been subject to significant delay resulting in a backlog of claims awaiting adjudication. Beginning in March 2020, OMHA increased the frequency of hearings and the number of claims set at each hearing, which we believe adds to the substantive and procedural deficiencies in the appeals process. If current OMHA practices continue, an increased number of unfavorable administrative law judge (“ALJ”) decisions could have a negative effect on our long-term ALJ success rate. The current OMHA practice has resulted in a reduction in our success in the adjudication of these appeals, but have increased the pace of recovery of these claims.
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
In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to inpatient rehabilitation facilities (“IRFs”), we received requests from 2013 to 2021 to review certain patient files for discharges occurring from 2010 to 2021. These RAC audits are focused on identifying Medicare claims that may contain improper payments. RAC contractors must have CMS approval before conducting these focused reviews which cover issues ranging from billing documentation to medical necessity. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
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
To date, the Medicare claims that are subject to these post-payment audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2021. Because we have confidence in the medical judgment of both the referring and admitting physicians who assess the treatment needs of their patients, we have appealed substantially all claim denials arising from these audits using the same process we follow for appealing denials by MACs. Due to the delays announced by CMS in the related adjudication process discussed above, we believe the resolution of any claims that are subsequently denied as a result of these claim audits could take several years. In addition, because we have limited experience with UPICs and RACs in the context of claims reviews of this nature, we cannot provide assurance as to the timing or outcomes of these disputes. As such, we make estimates for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for denials by MACs. During 2021, 2020, and 2019, our adjustment to Net operating revenues for claims that are part of this post-payment claims review process was not material.
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
We bill a portion of reimbursement from each Medicare episode near the start of each episode, and the resulting cash payment is typically received before all services are rendered. Effective January 1, 2021, this early payment process has been eliminated. As we provide home health services to our patients on a scheduled basis over the episode of care in a manner that approximates a pro rata pattern, revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode which have been completed as of the period end date. As of December 31, 2021 and December 31, 2020, the difference between the cash received from Medicare for a request for anticipated payment on episodes in progress and the associated estimated revenue was not material and was recorded in Other current liabilities in our consolidated balance sheets.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenue received by each provider during a cost reporting year. Management has reviewed the potential cap. Adjustments to the transaction price for the outlier cap were not material as of December 31, 2021 and December 31, 2020.
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
Hospice
Medicare revenues for hospice are recognized and recorded on an accrual basis using the input method based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The performance obligation is the rendering of services to the patient during each day that they are on hospice care. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the MAC. Adjustments to the transaction price for these caps were not material as of December 31, 2021 and December 31, 2020.
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

	As of December 31,
	2021	2020
Medicare	63.6%	66.5%
Managed care and other discount plans, including Medicare Advantage	27.4%	25.0%
Medicaid	3.7%	3.7%
Other third-party payors	2.6%	2.7%
Workers' compensation	1.5%	1.2%
Patients	1.2%	0.9%
Total	100.0%	100.0%
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
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2021, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.
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
The fair value of the Redeemable noncontrolling interests related to certain members of the home health and hospice management team’s put rights regarding their interests in our home health and hospice business was determined using the product of a 12-month specified performance measure and a specified median market price multiple based on a basket of public health companies and publicly disclosed home health acquisitions with a value of $400 million or more. The fair value of our Redeemable noncontrolling interests in our joint venture entities is determined primarily using the income approach. The income approach includes the use of the joint venture entities’ projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable joint venture entity, or Level 3 inputs. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures.
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
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of comprehensive income, were $5.6 million, $4.6 million, and $6.1 million in each of the years ended December 31, 2021, 2020, and 2019, respectively.
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
In the period a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled Loss from discontinued operations, net of tax. In addition, we classify the assets and liabilities of those components as current and noncurrent assets and liabilities within Prepaid expenses and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in our consolidated balance sheets. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.
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
Recent Accounting Pronouncements—
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard removes certain exceptions to the general principles of ASC 740 and simplifies other areas such as accounting for outside basis differences of equity method investments. The new guidance was effective for us beginning January 1, 2021, including interim periods within that reporting period. The adoption of this guidance did not have a material impact to our consolidated financial statements.
We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.
2.Business Combinations:
2021 Acquisitions
Inpatient Rehabilitation
During 2021, we completed the following inpatient rehabilitation acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The fair value of the assets acquired at the acquisition dates were as follows (in millions):

Identifiable intangible assets:
Noncompete agreements (useful lives of 3 to 5 years)	$1.0
Trade name (useful life of 20 years)	0.3
Goodwill	8.8
Other long-term assets	0.1
Total assets acquired	$10.2
Information regarding the net cash paid for the acquisitions during 2021 is as follows (in millions):

Fair value of assets acquired	$1.4
Goodwill	8.8
Fair value of noncontrolling interest owned by joint venture partner	(9.1)
Net cash paid for acquisitions	$1.1
Home Health and Hospice
Frontier Acquisition
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.8
Accounts receivable, net	0.9
Prepaid expenses and other current assets	0.2
Property and equipment	0.1
Operating lease right-of-use-assets	0.9
Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	1.7
Trade name (useful life of 3 months)	0.2
Certificates of need (useful lives of 10 years)	3.1
Licenses (useful lives of 10 years)	4.8
Goodwill	92.4
Total assets acquired	105.1
Liabilities assumed:
Current operating lease liabilities	0.3
Accounts payable	0.2
Accrued payroll	0.8
Long-term operating lease liabilities	0.7
Total liabilities assumed	2.0
Noncontrolling interests	3.9
Net assets acquired	$99.2
Information regarding the net cash paid for this acquisition is as follows (in millions):

Fair value of assets acquired, net of $0.8 million of cash acquired in 2021	$11.9
Goodwill	92.4
Fair value of liabilities assumed	(2.0)
Fair value of noncontrolling interest owned by joint venture partner	(3.9)
Net cash paid for acquisition	$98.4
Other Home Health and Hospice Acquisitions
In December 2021, using cash on hand, we acquired an additional 29% equity interest from Baptist Outpatient Services, Inc. in our existing Encompass Health Home Health of South Florida, LLC joint venture. This transaction increased our ownership interest from 51% to 80% and resulted in change in accounting for this joint venture from the equity method of accounting to a consolidated entity. As a result of our consolidation of this entity and the remeasurement of our previously held equity interest to fair value, Goodwill increased $8.0 million, and we recorded a $3.2 million gain as part of Other income during 2021. This transaction was made to increase our ownership in a profitable entity and continue to grow our business. This acquisition was funded using cash on hand and was individually immaterial to our financial position, results of operations, and cash flows.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of the acquired location from the date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including an income approach using primarily discounted cash flow techniques for the noncompete and license intangible assets. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to utilize the acquired locations’ mobile workforce and established relationships within the community and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in this market. The amount of goodwill recorded as a result of these transactions that is deductible for federal income tax purposes is $3.9 million.
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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.8
Accounts receivable, net	2.0
Identifiable intangible assets:
Noncompete agreement (useful life of 2 years)	0.1
Licenses (useful lives of 10 years)	1.7
Goodwill	8.0
Total assets acquired	12.6
Liabilities assumed:
Accounts payable	0.2
Accrued payroll	0.3
Other current liabilities	0.4
Other long-term liabilities	0.1
Total liabilities assumed	1.0
Redeemable noncontrolling interests	2.3
Net assets acquired	$9.3
    Information regarding the net cash paid for this acquisition is as follows (in millions):

Fair value of assets acquired, net of $0.8 million of cash acquired	$3.8
Goodwill	8.0
Fair value of liabilities assumed	(1.0)
Fair value of redeemable noncontrolling interest owned by joint venture partner	(2.3)
Fair value of equity interest prior to acquisition	(5.3)
Net cash paid for acquisition	$3.2
On January 1, 2022, we acquired a 50% equity interest from Frontier in a joint venture with Saint Alphonsus System (“Saint Alphonsus”) which operates home health and hospice locations in Boise, Idaho. The total purchase price was $15.9 million and was funded on December 31, 2021. This payment is included in Acquisition of business, net of cash acquired on the consolidated statement of cash flow for the year end December 31, 2021. This transaction was not material to our financial position, results of operations, or cash flows.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
2021 Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2020 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to December 31, 2021
Inpatient Rehabilitation	$—	$—
Home Health and Hospice	20.6	0.6
Combined entity: Supplemental pro forma from 01/01/2021-12/31/2021 (unaudited)	5,152.2	413.0
Combined entity: Supplemental pro forma from 01/01/2020-12/31/2020 (unaudited)	4,705.2	286.8
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2020 period.
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
Information regarding the net cash paid for the home health acquisitions during 2020 is as follows (in millions):

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
We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired hospitals from its respective date of acquisition. Information regarding the net cash paid for all inpatient rehabilitation acquisitions during 2019 is as follows (in millions):

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
3.Variable Interest Entities:
As of December 31, 2021 and December 31, 2020, we consolidated ten and nine, respectively, limited partnership-like entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 90.0% as of December 31, 2021. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$—	$0.1
Accounts receivable	36.3	33.1
Other current assets	7.7	8.6
Total current assets	44.0	41.8
Property and equipment, net	116.3	121.1
Operating lease right-of-use assets	3.2	4.7
Goodwill	28.3	19.2
Intangible assets, net	3.3	3.3
Deferred income tax assets	0.6	0.5
Other long-term assets	30.5	30.6
Total assets	$226.2	$221.2
Liabilities
Current liabilities:
Current portion of long-term debt	$1.0	$0.9
Current operating lease liabilities	1.5	1.5
Accounts payable	5.9	6.1
Accrued payroll	10.2	11.3
Other current liabilities	9.2	11.7
Total current liabilities	27.8	31.5
Long-term debt, net of current portion	8.6	9.6
Long-term operating lease liabilities	1.8	3.3
Other long-term liabilities	—	2.4
Total liabilities	$38.2	$46.8

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
4.Cash and Marketable Securities:
The components of our investments as of December 31, 2021 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$54.8	$65.5	$—	$120.3
Equity securities	—	—	82.2	82.2
Total	$54.8	$65.5	$82.2	$202.5
The components of our investments as of December 31, 2020 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$224.0	$86.9	$—	$310.9
Equity securities	—	—	72.6	72.6
Total	$224.0	$86.9	$72.6	$383.5
Restricted Cash—
Restricted cash consisted of the following (in millions):

	As of December 31,
	2021	2020
Current:
Affiliate cash	$17.3	$17.5
Self-insured captive funds	47.8	47.9
	65.1	65.4
Noncurrent:
Self-insured captive funds	0.4	21.5
Total restricted cash	$65.5	$86.9
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
Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. HCS insures a substantial portion of Encompass Health’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2021 and 2020, $82.2 million and $72.6 million, respectively, of restricted marketable securities are included in Other long-term assets in our

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
consolidated balance sheets. During the years ended December 31, 2021, 2020, and 2019, $0.6 million, $0.4 million, and $1.2 million, respectively, of unrealized net gains were recognized in our consolidated statements of comprehensive income on marketable securities still held at the reporting date.
Investing information related to our available-for-sale marketable securities is as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Proceeds from sales and maturities of available-for-sale marketable securities	$—	$12.6	$6.4
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
5.Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2021	2020
Current:
Patient accounts receivable	$666.6	$563.0
Other accounts receivable	13.7	9.8
	680.3	572.8
Noncurrent patient accounts receivable	83.5	123.8
Accounts receivable	$763.8	$696.6
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
6.Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2021	2020
Land	$259.8	$217.2
Buildings	2,632.8	2,357.0
Leasehold improvements	254.1	232.5
Vehicles	35.0	33.9
Furniture, fixtures, and equipment	606.1	537.9
	3,787.8	3,378.5
Less: Accumulated depreciation and amortization	(1,539.4)	(1,374.4)
	2,248.4	2,004.1
Construction in progress	353.2	202.5
Property and equipment, net	$2,601.6	$2,206.6
As of December 31, 2021, approximately 73% of our consolidated Property and equipment, net held by Encompass Health Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 10, Long-term Debt, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”
The amount of depreciation expense and interest capitalized is as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Depreciation expense	$166.2	$151.1	$130.0
Interest capitalized	$8.9	$6.0	$8.3

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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
The components of lease costs are as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Operating lease cost	$66.0	$68.5	$72.9
Finance lease cost:
Amortization of right-of-use assets	34.0	32.1	30.3
Interest on lease liabilities	30.9	29.3	29.5
Total finance lease cost	64.9	61.4	59.8
Short-term and variable lease cost	3.0	3.7	1.5
Sublease income	(3.1)	(3.2)	(3.2)
Total lease cost	$130.8	$130.4	$131.0
Supplemental consolidated balance sheet information related to leases is as follows (in millions):

		As of December 31,
	Classification	2021	2020
Assets
Operating lease	Operating lease right-of-use assets	$242.0	$245.7
Finance lease (1)	Property and equipment, net	309.6	322.8
Total leased assets		$551.6	$568.5

Liabilities
Current liabilities:
Operating lease	Current operating lease liabilities	$38.4	$44.8
Finance lease	Current portion of long-term debt	23.1	23.8
Noncurrent liabilities:
Operating lease	Long-term operating lease liabilities	213.1	209.6
Finance lease	Long-term debt, net of current portion	363.7	367.9
Total leased liabilities		$638.3	$646.1
(1)    Finance lease assets are recorded net of accumulated amortization of $147.8 million and $129.6 million as of December 31, 2021 and 2020, respectively.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

	As of December 31,
	2021	2020
Weighted Average Remaining Lease Term
Operating lease	8.3 years	8.6 years
Finance lease	11.8 years	11.7 years
Weighted Average Discount Rate
Operating lease	5.8%	6.1%
Finance lease	7.9%	8.1%
Maturities of lease liabilities as of December 31, 2021 are as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2022	$51.4	$52.1
2023	50.7	51.2
2024	44.0	50.5
2025	34.8	50.7
2026	29.2	51.5
2027 and thereafter	116.5	350.3
Total lease payments	326.6	606.3
Less: Interest portion	(75.1)	(219.5)
Total lease liabilities	$251.5	$386.8
Supplemental cash flow information related to our leases is as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61.5	$66.9	$70.4
Operating cash flows from finance leases	31.3	29.6	30.0
Financing cash flows from finance leases	51.8	22.5	19.5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$51.1	$39.0	$43.8
Finance leases	50.5	29.6	34.2

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
8.Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill (in millions):

	Inpatient Rehabilitation	Home Health and Hospice	Consolidated
Goodwill as of December 31, 2018	$1,189.2	$911.6	$2,100.8
Acquisitions	4.8	174.7	179.5
Consolidation of joint venture formerly accounted for under the equity method of accounting	24.9	—	24.9
Goodwill as of December 31, 2019	1,218.9	1,086.3	2,305.2
Acquisitions	9.2	1.0	10.2
Consolidation of joint venture formerly accounted for under the equity method of accounting	—	3.3	3.3
Goodwill as of December 31, 2020	1,228.1	1,090.6	2,318.7
Acquisitions	8.8	92.4	101.2
Consolidation of joint venture formerly accounted for under the equity method of accounting	—	8.0	8.0
Goodwill as of December 31, 2021	$1,236.9	$1,191.0	$2,427.9
Goodwill increased in 2019 as a result of our consolidation of Yuma Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value and our acquisitions of Alacare and other inpatient and home health and hospice operations. Goodwill increased in 2020 as a result of our acquisitions of inpatient and home health operations as well as our consolidation of the Jupiter, Florida home health agency and the remeasurement of our previously held equity interest at fair value. Goodwill increased in 2021 as a result of our acquisitions of Frontier and other inpatient and home health and hospice operations as well as our consolidation of the Home Health of South Florida joint venture and the remeasurement of our previously held equity interest at fair value. See Note 2, Business Combinations, and Note 9, Investments in and Advances to Nonconsolidated Affiliates.
We performed impairment reviews as of October 1, 2021, 2020, and 2019 and concluded no Goodwill impairment existed. As of December 31, 2021, we had no accumulated impairment losses related to Goodwill.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2021	$204.5	$(68.8)	$135.7
2020	197.3	(54.5)	142.8
Licenses:
2021	$194.5	$(121.0)	$73.5
2020	187.9	(107.4)	80.5
Noncompete agreements:
2021	$78.5	$(69.0)	$9.5
2020	75.2	(65.8)	9.4
Trade name - Encompass:
2021	$135.2	$—	$135.2
2020	135.2	—	135.2
Trade names - all other:
2021	$45.0	$(27.0)	$18.0
2020	44.3	(25.5)	18.8
Internal-use software:
2021	$209.0	$(164.9)	$44.1
2020	184.2	(141.4)	42.8
Market access assets:
2021	$13.2	$(11.7)	$1.5
2020	13.2	(11.4)	1.8
Total intangible assets:
2021	$879.9	$(462.4)	$417.5
2020	837.3	(406.0)	431.3
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Amortization expense	$56.4	$59.8	$58.4
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2022	$53.7
2023	45.9
2024	37.0
2025	24.9
2026	21.3

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
9.Investments in and Advances to Nonconsolidated Affiliates:
Investments in and advances to nonconsolidated affiliates as of December 31, 2021 represents our investment in three partially owned subsidiaries, of which two are general or limited partnerships, limited liability companies, or joint ventures in which Encompass Health or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 5% to 50%. We account for these investments using the equity method of accounting and measurement alternative. Our investments, which are included in Other long-term assets in our consolidated balance sheets, consist of the following (in millions):

	As of December 31,
	2021	2020
Equity method investments:
Capital contributions	$0.8	$0.9
Cumulative share of income	68.5	68.7
Cumulative share of distributions	(66.9)	(66.1)
	2.4	3.5
Measurement alternative investments:
Capital contributions, net of distributions and impairments	1.6	2.0
Total investments in and advances to nonconsolidated affiliates	$4.0	$5.5
The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2021	2020
Assets—
Current	$3.0	$2.9
Noncurrent	4.2	7.7
Total assets	$7.2	$10.6
Liabilities and equity—
Current liabilities	$0.2	$0.3
Noncurrent liabilities	—	0.2
Partners’ capital and shareholders’ equity—
Encompass Health	2.3	3.5
Outside partners	4.7	6.6
Total liabilities and equity	$7.2	$10.6
Condensed statements of comprehensive income (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Net operating revenues	$11.1	$16.0	$32.6
Operating expenses	(3.1)	(8.1)	(19.1)
Income from continuing operations, net of tax	8.0	7.9	13.4
Net income	8.0	7.9	13.4

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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
See also Note 2, Business Combinations.
10.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2021	2020
Credit Agreement—
Advances under revolving credit facility	$200.0	$—
Term loan facilities	238.5	251.6
Bonds payable—
5.125% Senior Notes due 2023	99.6	298.1
5.75% Senior Notes due 2025	347.0	346.3
4.50% Senior Notes due 2028	786.8	785.0
4.75% Senior Notes due 2030	784.7	783.2
4.625% Senior Notes due 2031	393.7	393.2
Other notes payable	49.6	39.8
Finance lease obligations	386.8	391.7
	3,286.7	3,288.9
Less: Current portion	(42.8)	(38.3)
Long-term debt, net of current portion	$3,243.9	$3,250.6

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2022	$42.8	$42.8
2023	143.6	143.2
2024	453.8	452.7
2025	384.8	381.8
2026	29.9	29.9
Thereafter	2,271.1	2,236.3
Total	$3,326.0	$3,286.7
As a result of the redemptions discussed below, we recorded a $1.0 million, $2.3 million, and $7.7 million Loss on early extinguishment of debt in 2021, 2020, and 2019, respectively.
Senior Secured Credit Agreement—
The credit agreement, as amended in November 2019, provided for a $270 million term loan commitment and a $1 billion revolving credit facility, with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which mature in November 2024. Outstanding term loan borrowings are payable in equal consecutive quarterly installments, commencing on December 31, 2019, of 1.25% of the aggregate principal amount of the term loans outstanding as of December 31, 2019, with the remainder due at maturity. We have the right at any time to prepay, in whole or in part, any borrowing under the term loan facilities.
Amounts drawn on the term loan facilities and the revolving credit facility bear interest at a rate per annum of, at our option, (1) LIBOR or (2) the higher of (a) Barclays Bank PLC’s prime rate and (b) the federal funds rate plus 0.5%, in each case, plus, in each case, an applicable margin that varies depending upon our leverage ratio. We are also subject to a commitment fee of 0.375% per annum on the daily amount of the unutilized commitments under the revolving credit facility. The current interest rate on borrowings under the credit agreement is LIBOR plus 1.50%.
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
As of December 31, 2021, $200 million were drawn under the revolving credit facility with an interest rate of 2.6%. As of December 31, 2020, no amount was drawn under the revolving credit facility. As of December 31, 2021 and 2020, $38.2 million and $36.7 million, respectively, were being utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes. Currently, there are no undrawn term loan commitments under the credit agreement.
Bonds Payable—
Senior Notes
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
On December 9, 2021, we announced the commencement of a consent solicitation of holders of our 2025 Notes, 2028 Notes, 2030 Notes, and 2031 Notes (collectively the “Notes”) for the adoption of certain amendments to the Indenture, which will provide us with greater flexibility in effecting the spin off discussed in Note 1, Summary of Significant Accounting Policies, “Organization and Description of Business.” Each Indenture contains restrictive covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permit us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We may make any such distribution so long as the Leverage Ratio (as defined in each Indenture) is no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduce the capacity under our restricted payments builder basket under each existing Indenture by $200 million and amends the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Notes. In December 2021 and January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Notes a total of $40.5 million, excluding fees. We paid $20 million of this amount in January 2022. The remaining payment is contingent upon the execution of a Distribution and will be paid at such time.
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
In both April and June 2021, we redeemed $100 million in outstanding principal amount of the 2023 Notes using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, these optional redemptions were made at a price of par.
In February 2022, we issued notice for redemption of the remaining $100 million in outstanding principal amount of the 2023 Notes. Pursuant to the terms of the 2023 Notes, this full redemption will settle on March 15, 2022 and will be made at a price of par. We plan to use cash on hand and capacity under our revolving credit facility to fund the redemption. We expect to record an approximate $0.3 million Loss on early extinguishment of debt in the first quarter of 2022.
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
We may redeem the 2025 Notes, in whole or in part, at any time on or after September 15, 2021, at the redemption prices set forth below:

Period	Redemption Price*
2021	101.917%
2022	100.958%
2023 and thereafter	100.000%
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
* Expressed in percentage of principal amount
Other Notes Payable—
Our notes payable consist of the following (in millions):

	As of December 31,
	2021	2020	Interest Rates
Sale/leaseback transactions involving real estate accounted for as financings	$28.0	$28.0	6.1% to 11.2%
Construction of a new hospital	11.0	11.8	5.0%
Software contracts	10.6	—	2.8%
Other notes payable	$49.6	$39.8
11.Self-Insured Risks:
We insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program (“SIR”) underwritten by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd., which we fund via regularly scheduled premium payments. HCS is an insurance company licensed by the Cayman Island Monetary Authority. We use HCS to fund the first $36 million of insurance and an additional $4 million of insurance in excess of $46 million for annual aggregate losses associated with general and professional liability risks. Workers’ compensation exposures are capped on a per claim basis. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table presents the changes in our self-insurance reserves for the years ended December 31, 2021, 2020, and 2019 (in millions):

	2021	2020	2019
Balance at beginning of period, gross	$165.2	$157.3	$160.9
Less: Reinsurance receivables	(28.3)	(26.4)	(25.6)
Balance at beginning of period, net	136.9	130.9	135.3
Increase for the provision of current year claims	46.9	52.5	46.9
Decrease for the provision of prior year claims	(6.8)	(15.0)	(12.6)
Expenses related to discontinued operations	(0.2)	(0.2)	(0.1)
Payments related to current year claims	(7.0)	(8.4)	(7.5)
Payments related to prior year claims	(30.4)	(22.9)	(31.1)
Balance at end of period, net	139.4	136.9	130.9
Add: Reinsurance receivables	30.0	28.3	26.4
Balance at end of period, gross	$169.4	$165.2	$157.3
As of December 31, 2021 and 2020, $45.6 million and $44.0 million, respectively, of these reserves are included in Other current liabilities in our consolidated balance sheets.
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
The reserves for these self-insured risks cover approximately 1,200 and 1,600 individual claims at December 31, 2021 and 2020, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
12.Redeemable Noncontrolling Interests:
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$31.6	$239.6	$261.7
Net income attributable to noncontrolling interests	9.0	7.4	12.6
Distributions declared	(8.0)	(8.5)	(9.2)
Contribution to joint ventures	—	3.1	1.0
Reclassification to noncontrolling interests	—	—	(11.2)
Purchase of redeemable noncontrolling interests	—	(162.3)	(162.9)
Exchange transaction	—	(46.3)	—
Change in fair value	4.5	(1.4)	147.6
Other	5.1	—	—
Balance at end of period	$42.2	$31.6	$239.6
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

	For the Year Ended December 31,
	2021	2020	2019
Net income attributable to nonredeemable noncontrolling interests	$96.0	$77.2	$74.5
Net income attributable to redeemable noncontrolling interests	9.0	7.4	12.6
Net income attributable to noncontrolling interests	$105.0	$84.6	$87.1
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
See also Note 2, Business Combinations and Note 13, Fair Value Measurements.
13.Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other long-term assets:
Equity securities	$82.2	$4.1	$78.1	$—	M
Redeemable noncontrolling interests	42.2	—	—	42.2	I
As of December 31, 2020
Other long-term assets:
Equity securities	$72.6	$—	$72.6	$—	M
Redeemable noncontrolling interests	31.6	—	—	31.6	I
(1)The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
In addition, there are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets.
As a result of our consolidation of certain joint venture entities and the remeasurement of our previously held equity interest at fair value, we recorded gains of $3.2 million, $2.2 million, and $19.2 million as part of Other income during the years ended December 31, 2021, 2020, and 2019, respectively. We determined the fair value of our previously held equity interest using the income approach valuation technique. The income approach included the use of the hospital's or agency’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the hospital or agency. The projected operating results use management's best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. See Note 2, Business Combinations and Note 9, Investments in and Advances to Nonconsolidated Affiliates for additional information.

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

	As of December 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$200.0	$200.0	$—	$—
Term loan facilities	238.5	239.6	251.6	253.1
5.125% Senior Notes due 2023	99.6	100.2	298.1	302.6
5.75% Senior Notes due 2025	347.0	357.9	346.3	361.4
4.50% Senior Notes due 2028	786.8	823.0	785.0	840.0
4.75% Senior Notes due 2030	784.7	824.0	783.2	856.0
4.625% Senior Notes due 2031	393.7	407.0	393.2	424.9
Other notes payable	49.6	49.6	39.8	39.8
Financial commitments:
Letters of credit	—	38.2	—	36.7
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements” and “Redeemable Noncontrolling Interests.”
14.Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options, SARs, and restricted stock awards (“RSAs”) under the terms of share-based incentive plans designed to align employee and executive interests to those of its stockholders. All employee stock-based compensation awarded during 2021, 2020, and 2019 was issued under the 2016 Omnibus Performance Incentive Plan, a stockholder-approved plan that reserves and provides for the grant of up to 14,000,000 shares of common stock. This plan allows for the grants of nonqualified stock options, incentive stock options, restricted stock, SARs, performance shares, performance share units, dividend equivalents, restricted stock units (“RSUs”), and/or other stock-based awards.
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
The fair values of the options granted during the years ended December 31, 2021, 2020, and 2019 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2021	2020	2019
Expected volatility	28.4%	24.8%	25.3%
Risk-free interest rate	1.1%	1.0%	2.7%
Expected life (years)	7.1	7.1	7.1
Dividend yield	1.9%	2.0%	2.1%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our officers and employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected term of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We estimated our dividend yield based on our annual dividend rate and our stock price on the dividend payment dates. Under the Black-Scholes option-pricing model, the weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2021, 2020, and 2019 was $19.21, $15.48, and $15.45, respectively.
A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2020	628	$50.65
Granted	109	80.40
Exercised	(8)	69.23
Forfeitures	(18)	77.01
Outstanding, December 31, 2021	711	54.33	5.9	$10.4
Exercisable, December 31, 2021	510	45.65	4.8	10.4
We recognized approximately $2.3 million, $1.5 million, and $1.4 million of compensation expense related to our stock options for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, there was $1.4 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 19 months. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $0.1 million, $2.3 million, and $3.6 million, respectively.
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
We did not include a dividend payment as part of our pricing model because Holdings did not pay dividends on its common stock. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of SARs granted in conjunction with the EHHI acquisition was $870.28 as of December 31, 2019. In February 2019, members of the management team exercised a portion of their vested SARs for approximately $13 million in cash. In July 2019, members of the management team exercised the remainder of the vested SARs for approximately $55 million in cash. As of December 31, 2019, the fair value of the remaining 115,545 SARs was approximately $101 million, all of which was included in Other current liabilities in the consolidated balance sheet. In January 2020, members of the management team exercised the remaining SARs, and in February 2020, we settled those awards upon payment of approximately $101 million in cash.
We recognized approximately $0.1 million and $81.9 million of compensation expense related to our SARs for the years ended December 31, 2020 and 2019, respectively.
Restricted Stock—
The RSAs granted in 2021, 2020, and 2019 included service-based awards and performance-based awards (that also included a service requirement). These awards generally vest over a three-year requisite service period. For RSAs with a service and/or performance requirement, the fair value of the RSA is determined by the closing price of our common stock on the grant date.
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2020	731	$61.75
Granted	368	73.89
Vested	(560)	57.83
Forfeited	(85)	72.18
Nonvested shares at December 31, 2021	454	74.46
The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2020 and 2019 was $61.81 and $49.84 per share, respectively. We recognized approximately $28.4 million, $25.8 million, and $29.5 million of compensation expense related to our restricted stock awards for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, there was $37.1 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 21 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures. The total fair value of shares vested during the years ended December 31, 2021, 2020, and 2019 was $46.0 million, $44.2 million, and $45.2 million, respectively. We accrue dividends on outstanding RSAs, which are paid upon vesting.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Nonemployee Stock-Based Compensation Plans—
During the years ended December 31, 2021, 2020, and 2019, we provided incentives to our nonemployee members of our board of directors through the issuance of RSUs out of our share-based incentive plans. RSUs are fully vested when awarded and receive dividend equivalents in the form of additional RSUs upon the payment of a cash dividend on our common stock. During the years ended December 31, 2021, 2020, and 2019, we issued 24,043, 32,196, and 23,270 RSUs, respectively, with a fair value of $84.83, $65.39, and $64.48, respectively, per unit. We recognized approximately $2.0 million, $2.1 million, and $1.5 million, respectively, of compensation expense upon their issuance in 2021, 2020, and 2019. There was no unrecognized compensation related to unvested shares as of December 31, 2021. During the years ended 2021, 2020, and 2019, we issued an additional 8,577, 8,987, and 8,876, respectively, of RSUs as dividend equivalents. As of December 31, 2021, 610,461 RSUs were outstanding.
15.Employee Benefit Plans:
Substantially all Encompass Health employees are eligible to enroll in Encompass Health-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2021, 2020, and 2019, costs associated with these plans, net of amounts paid by employees and stop-loss recoveries, approximated $207.6 million, $189.2 million, and $178.4 million, respectively.
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
Employer contributions to the RIP and HHSP approximated $28.8 million, $25.4 million, and $23.4 million in 2021, 2020, and 2019, respectively. In 2021, 2020, and 2019, approximately $1.3 million, $1.5 million, and $1.4 million, respectively, from forfeited accounts were used to fund the matching contributions in accordance with the terms of the RIP and HHSP.
Senior Management Bonus Program—
We maintain a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate or regional goals for all periods presented and individual goals for 2019 and 2018 only. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The individual goals, which were weighted according to importance, were determined between each participant and his or her immediate supervisor. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2022, we expect to pay approximately $27.8 million under the program for the year ended December 31, 2021. In March 2021 and February 2020, we paid $17.4 million and $18.4 million, respectively, under the program for the years ended December 31, 2020 and 2019.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
16.Income Taxes:
The significant components of the Provision for income tax expense related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Current:
Federal	$86.8	$37.7	$58.1
State and other	25.0	13.7	17.8
Total current expense	111.8	51.4	75.9
Deferred:
Federal	23.6	39.5	32.0
State and other	4.2	12.9	8.0
Total deferred expense	27.8	52.4	40.0
Total income tax expense related to continuing operations	$139.6	$103.8	$115.9
A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2021	2020	2019
Tax expense at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	3.8%	4.2%	4.3%
(Decrease) increase in valuation allowance	(0.5)%	1.7%	0.8%
Government, class action, and related settlements	—%	—%	(1.2)%
Noncontrolling interests	(3.3)%	(3.7)%	(3.0)%
Share-based windfall tax benefits	(0.5)%	(1.0)%	(1.0)%
Other, net	0.7%	(0.2)%	(0.3)%
Income tax expense	21.2%	22.0%	20.6%
The Provision for income tax expense in 2021 was greater than the federal statutory rate primarily due to: (1) state and other income tax expense offset by (2) the impact of noncontrolling interests, (3) share-based windfall tax benefits and (4) the decrease in valuation allowance. The Provision for income tax expense in 2020 was greater than the federal statutory rate primarily due to: (1) state and other income tax expense and (2) the increase in valuation allowance offset by (3) the impact of noncontrolling interests and (4) share-based windfall tax benefits. The Provision for income tax expense in 2019 was less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests, (2) government, class action, and related settlements, and (3) share-based windfall tax benefits offset by (4) state and other income tax expense. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion.
In addition to the CARES Act provisions previously discussed in Note 1, Summary of Significant Accounting Policies, “Risks and Uncertainties,” the CARES Act also includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the years ended December 31, 2020 and 2021, although it has impacted the timing of cash payments for taxes.

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
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of our deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2021	2020
Deferred income tax assets:
Net operating loss	$50.4	$57.6
Property, net	—	6.6
Insurance reserve	18.7	17.8
Stock-based compensation	15.2	15.2
Operating lease liabilities	18.2	22.1
Other accruals	35.1	43.4
Tax credits	10.9	10.5
Other	—	0.1
Total deferred income tax assets	148.5	173.3
Less: Valuation allowance	(43.1)	(46.2)
Net deferred income tax assets	105.4	127.1
Deferred income tax liabilities:
Revenue reserves	(0.7)	(5.7)
Intangibles	(102.9)	(99.7)
Operating lease right-of-use assets	(17.7)	(21.7)
Property, net	(3.4)	—
Carrying value of partnerships	(67.0)	(51.4)
Other	(0.4)	(0.4)
Total deferred income tax liabilities	(192.1)	(178.9)
Net deferred income tax liabilities	$(86.7)	$(51.8)
We have state NOLs of $50.4 million that expire in various amounts at varying times through 2031. For the years ended December 31, 2021 and 2020, the net (decrease) increase in our valuation allowance was $(3.1) million and $7.8 million, respectively. The decrease in our valuation allowance in 2021 related primarily to changes in forecasted income. The increase in our valuation allowance in 2020 related primarily to our expected ability to use related net operating losses prior to their expiration.
As of December 31, 2021, we have a remaining valuation allowance of $43.1 million. This valuation allowance remains recorded due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, if the timing of future tax deductions differs from our expectations, or pursuant to changes in state tax laws and rates.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during 2021, 2020, and 2019 was not material. Accrued interest income related to income taxes as of December 31, 2021 and 2020 was not material.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
In December 2016, we signed an agreement with the IRS to participate in their Compliance Assurance Process (“CAP”) for the 2017 tax year and have renewed this agreement each year since. CAP is a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax returns. The IRS is currently examining the 2020, 2021, and 2022 tax years. In September 2021, the IRS issued a no-change letter effectively closing our 2019 tax year audit. The statute of limitations has expired or we have settled federal income tax examinations with the IRS for all tax years through 2019. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by two states for tax years ranging from 2017 - 2019.
For the tax years that remain open under the applicable statutes of limitations, management considered potential unrecognized tax benefits and determined there are no material unrecognized tax benefits that would impact prior years’ income taxes.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
17.Earnings per Common Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2021	2020	2019
Basic:
Numerator:
Income from continuing operations	$517.6	$368.8	$446.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(105.0)	(84.6)	(87.1)
Less: Income allocated to participating securities	(1.8)	(1.0)	(1.3)
Income from continuing operations attributable to Encompass Health common shareholders	410.8	283.2	358.0
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.4)	—	(0.6)
Net income attributable to Encompass Health common shareholders	$410.4	$283.2	$357.4
Denominator:
Basic weighted average common shares outstanding	99.0	98.6	98.0
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$4.15	$2.87	$3.66
Discontinued operations	—	—	(0.01)
Net income	$4.15	$2.87	$3.65

Diluted:
Numerator:
Income from continuing operations	$517.6	$368.8	$446.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(105.0)	(84.6)	(87.1)
Income from continuing operations attributable to Encompass Health common shareholders	412.6	284.2	359.3
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.4)	—	(0.6)
Net income attributable to Encompass Health common shareholders	$412.2	$284.2	$358.7
Denominator:
Diluted weighted average common shares outstanding	100.2	99.8	99.4
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$4.11	$2.85	$3.62
Discontinued operations	—	—	(0.01)
Net income	$4.11	$2.85	$3.61

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Basic weighted average common shares outstanding	99.0	98.6	98.0
Restricted stock awards, dilutive stock options, and restricted stock units	1.2	1.2	1.4
Diluted weighted average common shares outstanding	100.2	99.8	99.4
Options to purchase approximately 0.2 million, 0.2 million, and 0.1 million shares of common stock were outstanding as of December 31, 2021, 2020, and 2019, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
In February 2014, our board of directors approved an increase in our common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. On July 24, 2018, the Company's board approved resetting the aggregate common stock repurchase authorization to $250 million. There were no repurchases of our common stock during 2021. During 2020 and 2019, we repurchased 0.1 million and 0.8 million shares of our common stock in the open market for $6.1 million and $45.9 million, respectively.
In July 2018, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.27 per share. The cash dividend of $0.27 per common share was declared and paid in each quarter through July 2019. In July 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share. The cash dividend of $0.28 per common share was declared and paid in each quarter through January 2022. Future dividend payments are subject to declaration by our board of directors.
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
Nichols Litigation—
We were named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. In July 2019, we entered into settlement agreements with all but one plaintiff and paid those settling plaintiffs an aggregate amount of cash less than $0.1 million. The remaining plaintiff alleged that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiff sought compensatory and punitive damages. On June 9, 2021, the trial court granted our renewed motion for summary judgment on all of the plaintiff’s claims. The plaintiff did not appeal, so the matter has concluded. The conclusion of this matter did not have any impact on our consolidated financial statements.
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $55.4 million in 2022, $35.0 million in 2023, $25.2 million in 2024, $11.2 million in 2025, $9.0 million in 2026, and $13.0 million thereafter. These contracts primarily relate to software licensing and support.
19. Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 35 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of December 31, 2021, we operate 145 inpatient rehabilitation hospitals. We are the sole owner of 91 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 54 jointly owned hospitals. In addition, we manage three inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.
•Home Health and Hospice - As of December 31, 2021, we provide home health services in 251 locations and hospice services in 96 locations across 34 states with a concentration in the southern half of the United States. We are the sole owner of 336 of these locations. We retain 50.0% to 90.0% ownership in the remaining 11 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation			Home Health and Hospice
	For the Year Ended December 31,			For the Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Net operating revenues	$4,015.0	$3,566.2	$3,513.0	$1,106.6	$1,078.2	$1,092.0
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	2,127.3	1,903.8	1,813.1	—	—	—
Other operating expenses	594.8	534.7	521.9	—	—	—
Supplies	184.2	171.0	147.0	—	—	—
Occupancy costs	59.0	61.4	64.8	—	—	—
Home health and hospice:
Cost of services (excluding depreciation and amortization)	—	—	—	489.3	511.3	506.2
Support and overhead costs	—	—	—	406.2	402.8	381.7
	2,965.3	2,670.9	2,546.8	895.5	914.1	887.9
Other income	(6.9)	(8.0)	(10.5)	(1.6)	—	—
Equity in net income of nonconsolidated affiliates	(3.4)	(3.0)	(5.5)	(0.6)	(0.5)	(1.2)
Noncontrolling interests	103.2	83.3	82.6	1.8	1.3	9.5
Segment Adjusted EBITDA	$956.8	$823.0	$899.6	$211.5	$163.3	$195.8

Capital expenditures	$545.6	$404.6	$391.4	$5.6	$3.6	$12.7

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of December 31, 2021
Total assets	$5,143.0	$1,721.9	$6,864.9
Investments in and advances to nonconsolidated affiliates	2.4	1.6	4.0
As of December 31, 2020
Total assets	$4,834.7	$1,611.2	$6,445.9
Investments in and advances to nonconsolidated affiliates	1.5	4.0	5.5

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
    Segment reconciliations (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Total Segment Adjusted EBITDA	$1,168.3	$986.3	$1,095.4
General and administrative expenses	(197.3)	(155.5)	(247.0)
Depreciation and amortization	(256.6)	(243.0)	(218.7)
Loss on disposal or impairment of assets	(0.4)	(11.6)	(11.1)
Government, class action, and related settlements	—	(2.8)	—
Loss on early extinguishment of debt	(1.0)	(2.3)	(7.7)
Interest expense and amortization of debt discounts and fees	(164.6)	(184.2)	(159.7)
Net income attributable to noncontrolling interests	105.0	84.6	87.1
SARs mark-to-market impact on noncontrolling interests	—	—	5.0
Change in fair market value of equity securities	0.6	0.4	0.8
Gain on consolidation of joint venture formerly accounted for under the equity method of accounting	3.2	2.2	19.2
Payroll taxes on SARs exercise	—	(1.5)	(1.0)
Income from continuing operations before income tax expense	$657.2	$472.6	$562.3
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Inpatient rehabilitation:
Inpatient	$3,918.1	$3,496.1	$3,423.5
Outpatient and other	96.9	70.1	89.5
Total inpatient rehabilitation	4,015.0	3,566.2	3,513.0
Home health and hospice:
Home health	897.3	877.6	918.0
Hospice	209.3	200.6	174.0
Total home health and hospice	1,106.6	1,078.2	1,092.0
Total net operating revenues	$5,121.6	$4,644.4	$4,605.0

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

4.1.12
Eleventh Supplemental Indenture, dated as of December 15, 2021, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Encompass Health’s Current Report on Form 8-K filed on December 17, 2021).

4.1.13
Twelfth Supplemental Indenture, dated as of January 24, 2022, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, relating to the 4.500% Notes due 2028, 4.750% Notes due 2030 and 4.625% Notes due 2031 (incorporated by reference to Exhibit 4.5 to the Encompass Health’s Current Report on Form 8-K filed on January 25, 2022).

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

10.8	Encompass Health Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 10.8 to Encompass Health's Annual Report on Form 10-K filed on February 27, 2020).+

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

10.14
Homecare Homebase, L.L.C. Restated Client Service and License Agreement, dated December 31, 2014, by and between Homecare Homebase, L.L.C. and EHHI Holdings, Inc. (incorporated by reference to Exhibit 10.19 to Encompass Health’s Annual Report on Form 10-K filed on March 2, 2015).*

10.15
Second Amended and Restated Senior Management Agreement, dated as of October 7, 2019, by and among EHHI Holdings, Inc., April Anthony, and Encompass Health Corporation (incorporated by reference to Exhibit 4.2 to Encompass Health's Annual Report on Form 10-K filed on February 27, 2020).+

10.16
Letter Agreement, dated June 21, 2021, between Encompass Health Corporation and Barbara A. Jacobsmeyer (incorporated by reference to Exhibit 10.1 to Encompass Health's Quarterly Report on Form 10-Q filed on August 3, 2021).+

21.1	Subsidiaries of Encompass Health Corporation.

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the Encompass Health Corporation Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+     Management contract or compensatory plan or arrangement.
*     Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The nonpublic information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.