Form 10-Q
period 2022-03-31
Encompass Health Corp
filed 2022-05-03
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The registrant had 99,802,649 shares of common stock outstanding, net of treasury shares, as of April 21, 2022.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, the spread and impact of the COVID-19 pandemic, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy and ongoing strategic review, including the planned separation of our home health and hospice business, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, the factors described below could cause, and in the case of the COVID-19 pandemic has already caused, actual results to differ materially from those estimated by us.
•Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In Millions, Except Per Share Data)
Net operating revenues	$1,333.6	$1,230.4
Operating expenses:
Salaries and benefits	776.0	687.2
Other operating expenses	182.1	162.3
Occupancy costs	20.9	20.2
Supplies	56.1	51.9
General and administrative expenses	48.4	38.6
Depreciation and amortization	66.2	62.5
Total operating expenses	1,149.7	1,022.7
Loss on early extinguishment of debt	0.3	—
Interest expense and amortization of debt discounts and fees	39.6	42.8
Other expense (income)	3.6	(1.4)
Equity in net income of nonconsolidated affiliates	(0.9)	(1.0)
Income from continuing operations before income tax expense	141.3	167.3
Provision for income tax expense	31.2	34.5
Income from continuing operations	110.1	132.8
Loss from discontinued operations, net of tax	—	—
Net and comprehensive income	110.1	132.8
Less: Net and comprehensive income attributable to noncontrolling interests	(22.6)	(25.5)
Net and comprehensive income attributable to Encompass Health	$87.5	$107.3

Weighted average common shares outstanding:
Basic	99.2	99.0
Diluted	100.2	100.2
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.88	$1.08
Discontinued operations	—	—
Net income	$0.88	$1.08
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.87	$1.07
Discontinued operations	—	—
Net income	$0.87	$1.07

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$87.5	$107.3
Loss from discontinued operations, net of tax	—	—
Net income attributable to Encompass Health	$87.5	$107.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$94.2	$54.8
Restricted cash	61.0	65.1
Accounts receivable	683.5	680.3
Other current assets	111.0	121.2
Total current assets	949.7	921.4
Property and equipment, net	2,667.1	2,601.6
Operating lease right-of-use assets	236.8	242.0
Goodwill	2,456.5	2,427.9
Intangible assets, net	410.6	417.5
Other long-term assets	223.3	254.5
Total assets(1)	$6,944.0	$6,864.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$42.8	$42.8
Current operating lease liabilities	38.4	38.4
Accounts payable	147.3	137.6
Accrued expenses and other current liabilities	526.0	530.0
Total current liabilities	754.5	748.8
Long-term debt, net of current portion	3,221.3	3,243.9
Long-term operating lease liabilities	208.3	213.1
Deferred income tax liabilities	89.7	86.7
Other long-term liabilities	178.6	173.2
	4,452.4	4,465.7
Commitments and contingencies
Redeemable noncontrolling interests	43.2	42.2
Shareholders’ equity:
Encompass Health shareholders’ equity	1,973.5	1,911.3
Noncontrolling interests	474.9	445.7
Total shareholders’ equity	2,448.4	2,357.0
Total liabilities(1) and shareholders’ equity	$6,944.0	$6,864.9
(1)Our consolidated assets as of March 31, 2022 and December 31, 2021 include total assets of variable interest entities of $228.0 million and $226.2 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2022 and December 31, 2021 include total liabilities of the variable interest entities of $40.8 million and $38.2 million, respectively. See Note 3, Variable Interest Entities.
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2022
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.5	$1.1	$2,289.6	$141.8	$(521.2)	$445.7	$2,357.0
Net income	—	—	—	87.5	—	20.7	108.2
Receipt of treasury stock	(0.1)	—	—	—	(7.6)	—	(7.6)
Dividends declared ($0.28 per share)	—	—	—	(28.1)	—	—	(28.1)
Stock-based compensation	—	—	7.5	—	—	—	7.5
Distributions declared	—	—	—	—	—	(24.9)	(24.9)
Capital contributions from consolidated affiliates	—	—	—	—	—	21.4	21.4
Other	0.4	—	4.0	—	(1.1)	12.0	14.9
Balance at end of period	99.8	$1.1	$2,301.1	$201.2	$(529.9)	$474.9	$2,448.4

	Three Months Ended March 31, 2021
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.4	$1.1	$2,326.6	$(242.3)	$(497.4)	$382.0	$1,970.0
Net income	—	—	—	107.3	—	23.1	130.4
Receipt of treasury stock	(0.2)	—	—	—	(15.6)	—	(15.6)
Dividends declared ($0.28 per share)	—	—	(27.8)	—	—	—	(27.8)
Stock-based compensation	—	—	2.8	—	—	—	2.8
Distributions declared	—	—	—	—	—	(22.4)	(22.4)
Capital contributions from consolidated affiliates	—	—	—	—	—	5.8	5.8
Other	0.4	—	1.1	—	(0.7)	(0.6)	(0.2)
Balance at end of period	99.6	$1.1	$2,302.7	$(135.0)	$(513.7)	$387.9	$2,043.0
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In Millions)
Cash flows from operating activities:
Net income	$110.1	$132.8
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	66.2	62.5
Stock-based compensation	7.5	2.8
Deferred tax expense	2.0	8.7
Other, net	7.9	2.0
Change in assets and liabilities, net of acquisitions—
Accounts receivable	7.3	(55.1)
Other assets	12.0	1.3
Accrued payroll	5.6	5.7
Other liabilities	0.4	(2.2)
Net cash used in operating activities of discontinued operations	(0.1)	—
Total adjustments	108.8	25.7
Net cash provided by operating activities	218.9	158.5
Cash flows from investing activities:
Purchases of property and equipment	(115.2)	(98.8)
Other, net	(7.9)	3.2
Net cash used in investing activities	(123.1)	(95.6)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(103.9)	(3.6)
Borrowings on revolving credit facility	130.0	—
Payments on revolving credit facility	(25.0)	—
Debt amendment costs	(20.0)	—
Taxes paid on behalf of employees for shares withheld	(7.6)	(15.6)
Contributions from consolidated affiliates	21.4	4.5
Dividends paid on common stock	(28.5)	(29.1)
Distributions paid to noncontrolling interests of consolidated affiliates	(21.3)	(27.8)
Other, net	(6.0)	(5.9)
Net cash used in financing activities	(60.9)	(77.5)
Increase (decrease) in cash, cash equivalents, and restricted cash	34.9	(14.6)
Cash, cash equivalents, and restricted cash at beginning of period	120.3	310.9
Cash, cash equivalents, and restricted cash at end of period	$155.2	$296.3

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$54.8	$224.0
Restricted cash at beginning of period	65.1	65.4
Restricted cash included in other long-term assets at beginning of period	0.4	21.5
Cash, cash equivalents, and restricted cash at beginning of period	$120.3	$310.9

Cash and cash equivalents at end of period	$94.2	$223.9
Restricted cash at end of period	61.0	62.2
Restricted cash included in other long-term assets at end of period	—	10.2
Cash, cash equivalents, and restricted cash at end of period	$155.2	$296.3

Supplemental schedule of noncash operating, investing and financing activities:
Property and equipment additions through finance leases	$0.2	$19.7
Operating lease additions	5.9	17.4
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
On December 9, 2020, we announced a formal process to explore strategic alternatives for our home health and hospice business. As a result of this process, we expect to spin off our home health and hospice business to form an independent, publicly traded company on July 1, 2022, subject to customary conditions, including the effectiveness of a Form 10 registration statement, regulatory approvals and receipt of a favorable IRS private letter ruling. On January 19, 2022, we announced the home health and hospice business would be rebranded and operate under the name Enhabit Home Health & Hospice. The rebranding of agency locations began in mid-April 2022 and is expected to be largely completed by the effective date of the spin off.
The accompanying unaudited condensed consolidated financial statements of Encompass Health Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes contained in Encompass Health’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 25, 2022 (the “2021 Form 10‑K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Medicare	$689.9	$614.5	$217.4	$223.9	$907.3	$838.4
Medicare Advantage	156.0	158.4	34.5	28.0	190.5	186.4
Managed care	131.5	112.2	18.8	14.3	150.3	126.5
Medicaid	41.7	39.0	3.5	3.8	45.2	42.8
Other third-party payors	10.1	12.1	—	—	10.1	12.1
Workers’ compensation	6.1	5.7	0.1	0.1	6.2	5.8
Patients	5.2	4.9	—	0.2	5.2	5.1
Other income	18.8	13.1	—	0.2	18.8	13.3
Total	$1,059.3	$959.9	$274.3	$270.5	$1,333.6	$1,230.4
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2021 Form 10-K for our policy related to Net operating revenues.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Recently Adopted Accounting Pronouncements—
We do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.
2.Business Combinations
Home Health and Hospice
On January 1, 2022, we acquired a 50% equity interest from Frontier Home Health and Hospice, LLC in a joint venture with Saint Alphonsus System (“Saint Alphonsus”) which operates home health and hospice locations in Boise, Idaho. The total purchase price was $15.9 million and was funded on December 31, 2021. This acquisition was made to enhance our existing joint venture relationship with Saint Alphonsus and expand our footprint in this geographic area. This transaction was not material to our financial position, results of operations, or cash flows.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of the acquired locations from the date of acquisition. Assets acquired, liabilities assumed, and noncontrolling interests were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: an income approach using primarily discounted cash flow techniques for the noncompete and license intangible assets; and an income approach utilizing the relief-from-royalty method for the trade name intangible asset. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted average cost of capital that reflects market participant assumptions. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. All goodwill recorded reflects our expectations of favorable growth opportunities in the home health and hospice markets based on positive demographic trends. At least $14.4 million of the goodwill recorded as a result of this transaction is deductible for federal income tax purposes.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.7
Accounts receivable, net	1.6
Operating lease right-of-use-assets	0.3
Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	0.2
Trade name (useful life of 6 months)	0.1
Licenses (useful lives of 10 years)	0.9
Internal-use software (useful life of 3 years)	0.1
Goodwill	28.7
Total assets acquired	32.6
Liabilities assumed:
Current operating lease liabilities	0.1
Accounts payable	0.1
Accrued payroll	0.2
Other current liabilities	0.2
Long-term operating lease liabilities	0.2
Total liabilities assumed	0.8
Noncontrolling interests	15.9
Net assets acquired	$15.9
Information regarding the cash paid for the acquisition during each period presented is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Fair value of assets acquired	$3.9	$—
Goodwill	28.7	—
Fair value of liabilities assumed	(0.8)	—
Fair value of noncontrolling interest owned by joint venture partner	(15.9)	—
Cash paid for acquisition	$15.9	$—
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisition from the date of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisition been January 1, 2021 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to March 31, 2022
Home Health and Hospice	$1.8	$0.2
Combined entity: Supplemental pro forma from 01/01/2022-03/31/2022	1,333.6	87.5
Combined entity: Supplemental pro forma from 01/01/2021-03/31/2021	1,232.7	107.5
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of our 2021 reporting period. See Note 2, Business

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Combinations, to the consolidated financial statements accompanying the 2021 Form 10‑K for information regarding acquisitions completed in 2021.
3.Variable Interest Entities
As of March 31, 2022 and December 31, 2021, we consolidated ten limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 90.0% as of March 31, 2022. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheet, are as follows (in millions):

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$0.6	$—
Accounts receivable	34.7	36.3
Other current assets	11.4	7.7
Total current assets	46.7	44.0
Property and equipment, net	115.6	116.3
Operating lease right-of-use assets	3.0	3.2
Goodwill	28.4	28.3
Intangible assets, net	3.1	3.3
Other long-term assets	31.2	31.1
Total assets	$228.0	$226.2
Liabilities
Current liabilities:
Current portion of long-term debt	$1.0	$1.0
Current operating lease liabilities	1.6	1.5
Accounts payable	5.7	5.9
Accrued expenses and other current liabilities	22.6	19.4
Total current liabilities	30.9	27.8
Long-term debt, net of current portion	8.4	8.6
Long-term operating lease liabilities	1.5	1.8
Total liabilities	$40.8	$38.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
4.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2022	December 31, 2021
Credit Agreement—
Advances under revolving credit facility	$305.0	$200.0
Term loan facilities	235.3	238.5
Bonds payable—
5.125% Senior Notes due 2023	—	99.6
5.75% Senior Notes due 2025	347.2	347.0
4.50% Senior Notes due 2028	779.5	786.8
4.75% Senior Notes due 2030	777.2	784.7
4.625% Senior Notes due 2031	389.9	393.7
Other notes payable	49.0	49.6
Finance lease obligations	381.0	386.8
	3,264.1	3,286.7
Less: Current portion	(42.8)	(42.8)
Long-term debt, net of current portion	$3,221.3	$3,243.9
On December 9, 2021, we announced the commencement of a consent solicitation of holders of our 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028, 4.75% Senior Notes due 2030, and 4.625% Senior Notes due 2031 (collectively the “Senior Notes”) for the adoption of certain amendments to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Senior Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”), which will provide us with greater flexibility in effecting the spin off discussed in Note 1, Basis of Presentation. Each Indenture contains restrictive covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permit us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We may make any such distribution so long as the Leverage Ratio (as defined in each Indenture) is no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduce the capacity under our restricted payments builder basket under each existing Indenture by $200 million and amends the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Senior Notes. In December 2021 and January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Senior Notes a total of $40.5 million, excluding fees. We paid $20 million of this amount in January 2022. The remaining payment is contingent upon the execution of a Distribution and will be paid at such time.
In March 2022, we redeemed the remaining $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “2023 Notes”) using capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, this optional redemption was made at a price of par. As a result of this redemption, we recorded an aggregate $0.3 million Loss on early extinguishment of debt during the three months ended March 31, 2022.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
5.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$42.2	$31.6
Net income attributable to noncontrolling interests	1.9	2.4
Distributions declared	(0.9)	(2.3)
Balance at end of period	$43.2	$31.7
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

	Three Months Ended March 31,
	2022	2021
Net income attributable to nonredeemable noncontrolling interests	$20.7	$23.1
Net income attributable to redeemable noncontrolling interests	1.9	2.4
Net income attributable to noncontrolling interests	$22.6	$25.5
See also Note 6, Fair Value Measurements.
6.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities (2)	$80.4	$3.9	$76.5	$—	M
Redeemable noncontrolling interests	43.2	—	—	43.2	I
As of December 31, 2021
Equity securities (2)	$82.2	$4.1	$78.1	$—	M
Redeemable noncontrolling interests	42.2	—	—	42.2	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
(2) As of March 31, 2022, $4.8 million are included in Other current assets and $75.6 million are included in Other long-term assets in the condensed consolidated balance sheet. As of December 31, 2021, $82.2 million are included in Other long-term assets in the condensed consolidated balance sheet.
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2022 and 2021, we did not record any material gains or losses related to these assets.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2021 Form 10‑K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$305.0	$305.0	$200.0	$200.0
Term loan facilities	235.3	236.3	238.5	239.6
5.125% Senior Notes due 2023	—	—	99.6	100.2
5.75% Senior Notes due 2025	347.2	356.1	347.0	357.9
4.50% Senior Notes due 2028	779.5	790.9	786.8	823.0
4.75% Senior Notes due 2030	777.2	768.0	784.7	824.0
4.625% Senior Notes due 2031	389.9	374.4	393.7	407.0
Other notes payable	49.0	49.0	49.6	49.6
Financial commitments:
Letters of credit	—	37.2	—	38.2
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2021 Form 10‑K.
7.Share-Based Payments
During the three months ended March 31, 2022, we issued a total of 0.6 million restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two year performance measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2021 Form 10‑K.
8.Income Taxes
Our Provision for income tax expense of $31.2 million for the three months ended March 31, 2022 primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $34.5 million for the three months ended March 31, 2021 primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by tax benefits resulting from share-based compensation windfalls.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
9.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic:
Numerator:
Income from continuing operations	$110.1	$132.8
Less: Net income attributable to noncontrolling interests included in continuing operations	(22.6)	(25.5)
Less: Income allocated to participating securities	(0.4)	(0.5)
Income from continuing operations attributable to Encompass Health common shareholders	87.1	106.8
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	—	—
Net income attributable to Encompass Health common shareholders	$87.1	$106.8
Denominator:
Basic weighted average common shares outstanding	99.2	99.0
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.88	$1.08
Discontinued operations	—	—
Net income	$0.88	$1.08

Diluted:
Numerator:
Income from continuing operations	$110.1	$132.8
Less: Net income attributable to noncontrolling interests included in continuing operations	(22.6)	(25.5)
Income from continuing operations attributable to Encompass Health common shareholders	87.5	107.3
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	—	—
Net income attributable to Encompass Health common shareholders	$87.5	$107.3
Denominator:
Diluted weighted average common shares outstanding	100.2	100.2
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.87	$1.07
Discontinued operations	—	—
Net income	$0.87	$1.07

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2022	2021
Basic weighted average common shares outstanding	99.2	99.0
Restricted stock awards, dilutive stock options, and restricted stock units	1.0	1.2
Diluted weighted average common shares outstanding	100.2	100.2
See Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2021 Form 10‑K for additional information related to our common stock.
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
11.Segment Reporting
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 35 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of March 31, 2022, we operate 147 inpatient rehabilitation hospitals. We are the sole owner of 93 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 54 jointly owned hospitals. In addition, we manage two inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.
•Home Health and Hospice - As of March 31, 2022, we provide home health services in 252 locations and hospice services in 99 locations across 34 states with concentrations in the southern half of the United States. We are the sole owner of 335 of these locations. We retain 50.0% to 90.0% ownership in the remaining 16 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.
The accounting policies of our reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2021 Form 10‑K. All revenues for our services are generated through external customers. See Note 1, Basis of Presentation, “Net Operating Revenues,” for the disaggregation of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”).
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Net operating revenues	$1,059.3	$959.9	$274.3	$270.5
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	587.4	501.9	—	—
Other operating expenses	158.3	140.0	—	—
Supplies	49.8	45.2	—	—
Occupancy costs	15.4	15.1	—	—
Home health and hospice:
Cost of service (excluding depreciation and amortization)	—	—	124.4	118.1
Support and overhead costs	—	—	99.2	101.4
	810.9	702.2	223.6	219.5
Other expense (income)	1.1	(1.5)	—	—
Equity in net income of nonconsolidated affiliates	(0.9)	(0.8)	—	(0.2)
Noncontrolling interests	22.0	25.1	0.6	0.4
Segment Adjusted EBITDA	$226.2	$234.9	$50.1	$50.8

Capital expenditures	$117.8	$99.8	$2.3	$0.9

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of March 31, 2022
Total assets	$5,199.0	$1,745.0	$6,944.0
Investments in and advances to nonconsolidated affiliates	2.2	1.6	3.8
As of December 31, 2021
Total assets	$5,143.0	$1,721.9	$6,864.9
Investments in and advances to nonconsolidated affiliates	2.4	1.6	4.0
Segment reconciliations (in millions):

	Three Months Ended March 31,
	2022	2021
Total Segment Adjusted EBITDA	$276.3	$285.7
General and administrative expenses	(48.4)	(38.6)
Depreciation and amortization	(66.2)	(62.5)
(Loss) gain on disposal or impairment of assets	(0.6)	0.1
Loss on early extinguishment of debt	(0.3)	—
Interest expense and amortization of debt discounts and fees	(39.6)	(42.8)
Net income attributable to noncontrolling interests	22.6	25.5
Change in fair market value of equity securities	(2.5)	(0.1)
Income from continuing operations before income tax expense	$141.3	$167.3
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended March 31,
	2022	2021
Inpatient rehabilitation:
Inpatient	$1,036.2	$942.3
Outpatient and other	23.1	17.6
Total inpatient rehabilitation	1,059.3	959.9
Home health and hospice:
Home health	224.9	219.9
Hospice	49.4	50.6
Total home health and hospice	274.3	270.5
Total net operating revenues	$1,333.6	$1,230.4

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to Encompass Health Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. In addition, the following MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 25, 2022 (collectively, the “2021 Form 10‑K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statement Regarding Forward-Looking Statements” on page ii of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2021 Form 10‑K.
Executive Overview
Our Business
We are a national leader in integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of March 31, 2022, our national footprint includes 42 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we currently manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2021 Form 10‑K.
On December 9, 2020, we announced a formal process to explore strategic alternatives for our home health and hospice business. As a result of this process, we expect to spin off our home health and hospice business to form an independent, publicly traded company on July 1, 2022, subject to customary conditions, including the effectiveness of a Form 10 registration statement, regulatory approvals and receipt of a favorable IRS private letter ruling. On January 19, 2022, we announced the home health and hospice business would be rebranded and operate under the name Enhabit Home Health & Hospice. The rebranding of agency locations began in mid-April 2022 and is expected to be largely completed by the effective date of the spin off.
The onset of the COVID-19 Pandemic (the “pandemic”) in the United States resulted in significant changes to our operating environment. For discussion of the financial and operational impacts we have experienced as a result of the pandemic, see Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations” and “Segment Results of Operations” of the 2021 Form 10-K. For discussion of the financial and operational impacts we are experiencing in 2022 as a result of the pandemic, see “Key Challenges” below and the “Results of Operations” and “Segment Results of Operations” sections of this Item.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on predominantly an inpatient basis. We operate hospitals in 35 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of March 31, 2022, we operate 147 inpatient rehabilitation hospitals and manage two inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represents approximately 79% of our Net operating revenues for the three months ended March 31, 2022.
Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. Our hospice business is the nation’s twelfth largest provider of Medicare-certified hospice services in terms of revenues. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself. As of March 31, 2022, we provide home health services in 252 locations and hospice services in 99 locations across 34 states, with concentrations in the southern half of the United States. Our home health and hospice segment represents approximately 21% of our Net operating revenues for the three months ended March 31, 2022.
2022 Overview
During the three months ended March 31, 2022, Net operating revenues increased 8.4% over the same period of 2021 due primarily to volume and pricing growth in our inpatient rehabilitation segment. See “Results of Operations” and the “Segment Results of Operations” sections of this Item for additional volume and pricing information.
We continued our development and expansion efforts in 2022. In our inpatient rehabilitation segment we:
•began operating our new 40-bed inpatient rehabilitation hospital in Shiloh, Illinois with our joint venture partner BJC HealthCare in February 2022;
•began operating our new 40-bed inpatient rehabilitation hospital in St. Augustine, Florida in March 2022;
•began operating our new 60-bed inpatient rehabilitation hospital in Libertyville, Illinois in March 2022;
•continued our capacity expansions by adding 29 new beds to existing hospitals; and
•announced or continued the development of the following hospitals:

	Number of New Beds
Expected Opening	2022	2023	2024
Lakeland, Florida	50	—	—
Cape Coral, Florida(1)	40	—	—
Jacksonville, Florida	50	—	—
Moline, Illinois(1)	40	—	—
Naples, Florida	50	—	—
Grand Forks, North Dakota(1)	40	—	—
Eau Claire, Wisconsin(1)	—	36	—
Owasso, Oklahoma(1)	—	40	—
Clermont, Florida	—	50	—
Knoxville, Tennessee(1)	—	73	—
Bowie, Maryland	—	60	—
Prosper, Texas	—	40	—
Columbus, Georgia(1)	—	40	—
Strongville, Ohio	—	40	—
Fitchburg, Wisconsin	—	40	—
Louisville, Kentucky(1)	—	40	—
Kissimmee, Florida	—	—	50
Fort Mill, South Carolina	—	—	39
Amarillo, Texas	—	—	40
Atlanta, Georgia(1)	—	—	40
Lake Worth, Florida	—	—	50
Fort Myers, Florida(1)	—	—	60
Palm Beach Gardens, Florida	—	—	50
(1) Expected joint venture
We also continued our expansion efforts in our home health and hospice segment. In January 2022, we acquired one home health location and one hospice location in Boise, Idaho and began accepting patients at our new hospice locations in Williamsburg, Virginia (January 2022) and Marble Falls, Texas (March 2022).
We continued our shareholder distributions during the three months ended March 31, 2022 by paying a quarterly cash dividend of $0.28 per share on our common stock in January and April. For additional information see the “Liquidity and Capital Resources” section of this Item.

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
Although the healthcare industry is currently engaged in addressing the healthcare crisis caused by the pandemic, the industry also faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our short-term goal is to serve our communities and provide the best care possible during the pandemic. Our long-term goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2024. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate and significant availability under our revolving credit facility. For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise. See also Item 1, Business, “Competitive Strengths” and “Strategy and 2022 Strategic Priorities” of the 2021 Form 10‑K.
Key Challenges
Healthcare is a highly regulated industry facing many well-publicized regulatory and reimbursement challenges. The Medicare reimbursement systems for both inpatient rehabilitation and home health have recently undergone significant changes. The future of many aspects of healthcare regulation remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities—change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities—to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For a detailed discussion of the challenges we face, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges” of the 2021 Form 10‑K.
As we continue to execute our business plan, the following are some of the challenges we face.
•Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new capacity to existing hospitals and agencies. Ensuring continuous compliance with extensive laws and regulations is an operating requirement for all healthcare providers. See Item 1, Business, “Regulation,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” of the 2021 Form 10‑K for detailed discussions of the most important regulations we face and our programs intended to ensure we comply with those regulations.
•Changes to Our Operating Environment Resulting from the pandemic. In response to the public health emergency associated with the pandemic, Congress and the Centers for Medicare & Medicaid Services (“CMS”) adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which suspended sequestration, an automatic 2% reduction of Medicare program payments for all healthcare providers, for the period of May 1 through December 31, 2020. The sequestration suspension was extended a number of times. Sequestration resumed as of April 1, 2022, but is only a 1% payment reduction through June 30, 2022. Thereafter, the full 2% Medicare payment reduction will resume. During the three months ended March 31, 2022, the sequestration suspension provided additional revenues in our inpatient rehabilitation segment and home health and hospice segment of approximately $16 million and $5 million, respectively. The CARES Act and CMS regulatory actions include a number of other provisions affecting our reimbursement and operations in both segments. These provisions are discussed in Item 1, Business, “Sources of Revenue,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations” of the 2021 Form 10-K.
•Changes to Our Operating Environment Resulting from Federal Regulatory and Legislative Actions. On March 31, 2022, CMS released its notice of proposed rulemaking for fiscal year 2023 for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “2023 Proposed IRF Rule”). The 2023 Proposed IRF Rule would implement a net 2.8% market basket increase (market basket update of 3.2% reduced by a productivity adjustment of 0.4%) effective for discharges between October 1, 2022 and September 30, 2023. The 2023 Proposed IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values, updates to outlier payments and updates to the case-mix group relative weights and average lengths of stay values. Based on our analysis that utilizes, among other things, the acuity of our patients annualized over a twelve-month period ended February 28, 2022, our experience with outlier payments over this same time frame, and other factors, we believe the 2023 Proposed IRF Rule will result in a net increase to our Medicare payment rates of approximately 2.9% effective October 1, 2022.
The 2023 Proposed IRF Rule also included a request for comment on a potential change in inpatient rehabilitation facility (“IRF”) reimbursement that could be included in future rulemaking. Based on a recent United States Department of Health and Human Services Office of Inspector General (“HHS-OIG”) report, CMS is considering whether to modify the IRF “transfer” payment policy to reduce reimbursement for early discharges to home health, similar to how early home health discharges are paid for under the Acute Care Prospective Payment System. HHS-OIG estimated that its recommended change to the policy could reduce total IRF industry reimbursements by approximately 6% based on 2017 and 2018 data.
•Maintaining Strong Volume Growth. As described in our 2021 Form 10‑K, we believe a number of conditions related to the pandemic negatively impacted volumes in 2021. While we continue to see our volumes recover, as discussed in the “Results of Operations” and “Segment Results of Operations” sections of this Item, a current or future resurgence of COVID-19 infections could cause disruptions to our volume growth in both segments.
•Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, of the 2021 Form 10‑K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs and constrain our ability to take new patients. Additionally, our operations have been affected and may in the future be affected by staffing shortages where employees must self-quarantine due to exposure to COVID-19, where employees are unavailable due to a lack of childcare or care for elderly family, or due to competition within the local market. These factors have resulted in increased labor costs and increased use of contract labor as discussed in the “Results of Operations” and “Segment Results of Operations” sections of this Item.

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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2022	2021
Medicare	67.9%	68.1%
Medicare Advantage	14.3%	15.1%
Managed care	11.3%	10.3%
Medicaid	3.4%	3.5%
Other third-party payors	0.8%	1.0%
Workers’ compensation	0.5%	0.5%
Patients	0.4%	0.4%
Other income	1.4%	1.1%
Total	100.0%	100.0%
For information regarding our payors by segment, see the “Segment Results of Operations” section of this Item. For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2021 Form 10‑K.

Our Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net operating revenues	$1,333.6	$1,230.4	8.4%
Operating expenses:
Salaries and benefits	776.0	687.2	12.9%
Other operating expenses	182.1	162.3	12.2%
Occupancy costs	20.9	20.2	3.5%
Supplies	56.1	51.9	8.1%
General and administrative expenses	48.4	38.6	25.4%
Depreciation and amortization	66.2	62.5	5.9%
Total operating expenses	1,149.7	1,022.7	12.4%
Loss on early extinguishment of debt	0.3	—	N/A
Interest expense and amortization of debt discounts and fees	39.6	42.8	(7.5)%
Other expense (income)	3.6	(1.4)	(357.1)%
Equity in net income of nonconsolidated affiliates	(0.9)	(1.0)	(10.0)%
Income from continuing operations before income tax expense	141.3	167.3	(15.5)%
Provision for income tax expense	31.2	34.5	(9.6)%
Income from continuing operations	110.1	132.8	(17.1)%
Loss from discontinued operations, net of tax	—	—	—%
Net income	110.1	132.8	(17.1)%
Less: Net income attributable to noncontrolling interests	(22.6)	(25.5)	(11.4)%
Net income attributable to Encompass Health	$87.5	$107.3	(18.5)%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Salaries and benefits	58.2%	55.9%
Other operating expenses	13.7%	13.2%
Occupancy costs	1.6%	1.6%
Supplies	4.2%	4.2%
General and administrative expenses	3.6%	3.1%
Depreciation and amortization	5.0%	5.1%
Total operating expenses	86.2%	83.1%
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

Net Operating Revenues
Our consolidated Net operating revenues increased during the three months ended March 31, 2022 compared to the same period of 2021 primarily from volume and pricing growth in our inpatient rehabilitation segment. See additional discussion in the “Segment Results of Operations” section of this Item.
Salaries and Benefits
Salaries and benefits increased during the three months ended March 31, 2022 compared to the same period of 2021 primarily due to salary increases for our employees and increased contract labor to meet higher patient volumes. Salaries and benefits as a percent of Net operating revenues increased during the three months ended March 31, 2022 compared to the same period of 2021 primarily due to increases in contract labor and clinician compensation, including sign-on and shift bonuses, to meet higher patient volumes. See additional discussion in the “Segment Results of Operations” section of this Item.

Other Operating Expenses
Other operating expenses increased in terms of dollars and as a percent of revenue during the three months ended March 31, 2022 compared to the same period of 2021 primarily due to increased provider taxes and higher costs associated with travel, recruiting, and legal services. See additional discussion in the “Segment Results of Operations” section of this Item.
General and Administrative Expenses
General and administrative expenses increased in terms of dollars and as a percent of revenue during the three months ended March 31, 2022 compared to the same period of 2021 primarily due to higher costs associated with the spin off of our home health and hospice business. Costs associated with the strategic alternatives review for the home health and hospice business were $9.6 million during the three months ended March 31, 2022 compared to $0.9 million in the same period of 2021. See the “Executive Overview” section of this Item for additional information on the strategic alternatives review.
Depreciation and Amortization
Depreciation and amortization increased during the three months ended March 31, 2022 compared to the same period of 2021 due to our capital investments. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations decreased during the three months ended March 31, 2022 compared to the same period of 2021 primarily due to the increase in Salaries and benefits as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense decreased during the three months ended March 31, 2022 compared to the same period of 2021 primarily due to lower Income from continuing operations before income tax expense.
We currently estimate our cash payments for income taxes to be approximately $80 million to $100 million, net of refunds, for 2022. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2022.
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
See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 16, Income Taxes, to the consolidated financial statements accompanying the 2021 Form 10‑K.

Net Income Attributable to Noncontrolling Interests
The decrease in Net income attributable to noncontrolling interests during the three months ended March 31, 2022 compared to the same period of 2021 resulted from the ramp up of new joint venture de novo locations and decreased profitability from certain existing joint venture hospitals.
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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2022	2021
Medicare	65.1%	63.9%
Medicare Advantage	14.7%	16.5%
Managed care	12.4%	11.7%
Medicaid	3.9%	4.1%
Other third-party payors	1.0%	1.3%
Workers’ compensation	0.6%	0.6%
Patients	0.5%	0.5%
Other income	1.8%	1.4%
Total	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results is as follows:

	Three Months Ended March 31,		Percentage Change
	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$1,036.2	$942.3	10.0%
Outpatient and other	23.1	17.6	31.3%
Inpatient rehabilitation segment revenues	1,059.3	959.9	10.4%
Operating expenses:
Salaries and benefits	587.4	501.9	17.0%
Other operating expenses	158.3	140.0	13.1%
Supplies	49.8	45.2	10.2%
Occupancy costs	15.4	15.1	2.0%
Other expense (income)	1.1	(1.5)	(173.3)%
Equity in net income of nonconsolidated affiliates	(0.9)	(0.8)	12.5%
Noncontrolling interests	22.0	25.1	(12.4)%
Segment Adjusted EBITDA	$226.2	$234.9	(3.7)%

	(Actual Amounts)
Discharges	50,771	47,187	7.6%
Net patient revenue per discharge	$20,409	$19,969	2.2%
Outpatient visits	35,229	40,194	(12.4)%
Average length of stay (days)	13.0	13.0	—%
Occupancy %	73.1%	71.4%	2.4%
# of licensed beds	10,028	9,560	4.9%
Full-time equivalents*	23,313	22,383	4.2%
Employees per occupied bed	3.28	3.31	(0.9)%
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
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Salaries and benefits	55.5%	52.3%
Other operating expenses	14.9%	14.6%
Supplies	4.7%	4.7%
Occupancy costs	1.5%	1.6%
Total operating expenses	76.6%	73.2%

Net Operating Revenues
Inpatient revenue increased during the three months ended March 31, 2022 compared to the same period of 2021 primarily due to increased volumes and favorable pricing. Discharge growth included a 3.8% increase in same-store discharges. Discharge growth from new stores during the three months ended March 31, 2022 compared to the same period of 2021 resulted from our joint ventures in San Angelo, Texas (March 2021), Henry County, Georgia (October 2021), and Shiloh, Illinois (February 2022), as well as wholly owned hospitals in North Tampa, Florida (April 2021), Cumming, Georgia (June 2021), Waco, Texas (August 2021), Shreveport, Louisiana (August 2021), Greenville, South Carolina (August 2021), and Pensacola, Florida (September 2021). Growth in net patient revenue per discharge during the three months ended March 31, 2022 compared to the same period of 2021 primarily resulted from an increase in reimbursement rates.
The increase in outpatient and other revenue during the three months ended March 31, 2022 included an increase of $5.8 million in provider tax revenues (offset by $2.7 million of provider tax expenses included in Other operating expenses).
Adjusted EBITDA
The decrease in Adjusted EBITDA during the three months ended March 31, 2022 compared to the same period of 2021 primarily resulted from the increase in Salaries and benefits. Salaries and benefits as a percent of Net operating revenues increased during the three months ended March 31, 2022 compared to the same period of 2021 primarily due to increases in contract labor and clinician compensation, including sign-on and shift bonuses, to meet higher patient volumes (approximately $63 million during the three months ended March 31, 2022 compared to approximately $21 million in the same period of 2021).
Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2022	2021
Medicare	79.2%	82.7%
Medicare Advantage	12.6%	10.4%
Managed care	6.9%	5.3%
Medicaid	1.3%	1.4%
Patients	—%	0.1%
Other income	—%	0.1%
Total	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results is as follows:

	Three Months Ended March 31,		Percentage Change
	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$224.9	$219.9	2.3%
Hospice	49.4	50.6	(2.4)%
Home health and hospice segment revenues	274.3	270.5	1.4%
Operating expenses:
Cost of services (excluding depreciation and amortization)	124.4	118.1	5.3%
Support and overhead costs	99.2	101.4	(2.2)%
Equity in net income of nonconsolidated affiliates	—	(0.2)	(100.0)%
Noncontrolling interests	0.6	0.4	50.0%
Segment Adjusted EBITDA	$50.1	$50.8	(1.4)%

	(Actual Amounts)
Home health:
Total admissions	53,309	50,799	4.9%
Episodic admissions	38,971	40,215	(3.1)%
Total recertifications	31,787	31,902	(0.4)%
Episodic recertifications	25,808	28,083	(8.1)%
Episodes	63,111	66,435	(5.0)%
Total starts of care	85,096	82,701	2.9%
Revenue per episode	$3,037	$2,923	3.9%
Visits per episode	15.2	15.8	(3.8)%
Total visits	1,228,084	1,239,073	(0.9)%
Cost per visit	$83	$77	7.8%
Hospice:
Admissions	3,246	3,330	(2.5)%
Patient days	319,834	334,400	(4.4)%
Average daily census	3,554	3,716	(4.4)%
Revenue per day	$154	$151	2.0%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Cost of services (excluding depreciation and amortization)	45.4%	43.7%
Support and overhead costs	36.2%	37.5%
Total operating expenses	81.5%	81.1%

Net Operating Revenues
Home health revenue growth during the three months ended March 31, 2022 compared to the same period of 2021 was driven by increased volumes and pricing. Total starts of care increased during the three months ended March 31, 2022 compared to the same period of 2021 primarily due to the acquisition of Frontier on June 1, 2021 and increased non-episodic admissions and recertifications as a result of our national contract with United Healthcare. Revenue per episode growth during the three months ended March 31, 2022 compared to the same period of 2021 was driven primarily by an increase in Medicare reimbursement rates.
Adjusted EBITDA
The decrease in Adjusted EBITDA during the three months ended March 31, 2022 compared to the same period of 2021 resulted from higher Cost of services as a percent of revenues related to higher labor costs. Cost of services increased as a percent of revenues for the three months ended March 31, 2022 compared to the same period of 2021 primarily due to higher cost per visit resulting from higher labor costs.
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
Consistent with these objectives, in March 2022, we redeemed the remaining $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “2023 Notes”) using capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, this optional redemption was made at a price of par. As a result of this redemption, we recorded an aggregate $0.3 million Loss on early extinguishment of debt during the three months ended March 31, 2022.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2024. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and we have significant availability under our revolving credit facility. We continue to generate strong cash flows from operations and we have significant flexibility with how we choose to invest our cash and return capital to shareholders.
For additional information, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2021 Form 10‑K.
Current Liquidity
As of March 31, 2022, we had $94.2 million in Cash and cash equivalents. This amount excludes $61.0 million in Restricted cash and $80.4 million of restricted marketable securities ($4.8 million included in Other current assets and $75.6 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2021 Form 10‑K.
In addition to Cash and cash equivalents, as of March 31, 2022, we had approximately $658 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $300 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2022, the maximum leverage ratio requirement per our credit agreement was 4.25x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended March 31, 2022, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
On December 9, 2021, we announced the commencement of a consent solicitation of holders of our 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028, 4.75% Senior Notes due 2030, and 4.625% Senior Notes due 2031 (collectively the “Notes”) for the adoption of certain amendments to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”), which will provide us with greater flexibility in effecting the spin off discussed in the “Executive Overview” section of this Item. Each Indenture contains restrictive covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permit us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We may make any such distribution so long as the Leverage Ratio (as defined in each Indenture) is no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduce the capacity under our restricted payments builder basket under each existing Indenture by $200 million and amends the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Notes. In December 2021 and January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Notes a total of $40.5 million, excluding fees. We paid $20 million of this amount in January 2022. The remaining payment is contingent upon the execution of a Distribution and will be paid at such time.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2024, and our bonds all mature in 2025 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2022.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2021 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$218.9	$158.5
Net cash used in investing activities	(123.1)	(95.6)
Net cash used in financing activities	(60.9)	(77.5)
Increase (decrease) in cash, cash equivalents, and restricted cash	$34.9	$(14.6)
Operating activities. The increase in Net cash provided by operating activities for the three months ended March 31, 2022 compared to the same period of 2021 primarily resulted from improved collection of accounts receivable.
Investing activities. The increase in Net cash used in investing activities during the three months ended March 31, 2022 compared to the same period of 2021 primarily resulted from the increase in cash used for capital expenditures.
Financing activities. The decrease in Net cash used in financing activities during the three months ended March 31, 2022 compared to the same period of 2021 primarily resulted from higher contributions received from and lower distributions paid to noncontrolling interests of consolidated affiliates offset by debt amendment costs in 2022. For additional information on the debt amendment costs, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Contractual Obligations
Our consolidated contractual obligations as of March 31, 2022 are as follows (in millions):

	Total	April 1 through December 31, 2022	2023 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,578.1	$16.0	$2,562.1
Revolving credit facility	305.0	—	305.0
Interest on long-term debt (b)	779.6	94.9	684.7
Finance lease obligations (c)	593.1	38.8	554.3
Operating lease obligations (d)	320.2	37.8	282.4
Purchase obligations (e)	135.1	42.2	92.9
Total	$4,711.1	$229.7	$4,481.4
(a)    Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 4, Long-term Debt, accompanying the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2021 Form 10‑K.
(b)    Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2022. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of comprehensive income.
(c)    Amounts include interest portion of future minimum finance lease payments.
(d)    Our inpatient rehabilitation segment leases approximately 10% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 7, Leases, to the consolidated financial statements accompanying the 2021 Form 10‑K.
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
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2022, we made capital expenditures of approximately $120 million for property and equipment, capitalized software, and other intangible assets. During 2022, we expect to spend approximately $570 million to $660 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $200 million to $250 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend approximately $50 million to $100 million on home health and hospice acquisitions during 2022. Actual amounts spent will be dependent upon the timing of development projects and acquisition opportunities for our home health and hospice business.

Authorizations for Returning Capital to Stakeholders
In October 2021 and February 2022, our board of directors declared cash dividends of $0.28 per share that were paid in January 2022 and April 2022, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of March 31, 2022, approximately $198 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
Supplemental Guarantor Financial Information
Our indebtedness under our credit agreement and the Notes are guaranteed by certain consolidated subsidiaries. These guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. The Notes are guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt. The other subsidiaries of Encompass Health do not guarantee the Notes (such subsidiaries are referred to as the “non-guarantor subsidiaries”).
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, and (2) either (a) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x and our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.50x or (b) there is capacity under the Available Amount as defined in the credit agreement. The terms of our Notes indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2021 Form 10‑K.
Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of March 31, 2022.

Three Months Ended March 31, 2022
(In Millions)
Net operating revenues	$968.4
Intercompany revenues generated from non-guarantor subsidiaries	4.9
Total net operating revenues	$973.3

Operating expenses	$843.5
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	8.0
Total operating expenses	$851.5

Income from continuing operations	$60.2
Net income	$60.2
Net income attributable to Encompass Health	$60.0

	As of March 31, 2022	As of December 31, 2021
	(In Millions)
Total current assets	$760.4	$664.3

Property and equipment, net	$1,942.3	$1,896.1
Goodwill	2,081.6	2,053.2
Intercompany receivable due from non-guarantor subsidiaries	129.7	166.1
Other noncurrent assets	656.3	662.9
Total noncurrent assets	$4,809.9	$4,778.3

Total current liabilities	$683.5	$624.7

Long-term debt, net of current portion	$3,173.1	$3,194.5
Other noncurrent liabilities	332.4	327.9
Total noncurrent liabilities	$3,505.5	$3,522.4

Redeemable noncontrolling interests	$0.2	$2.3
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2021 Form 10‑K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
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

Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2021 Form 10‑K.
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2022	2021
Net income	$110.1	$132.8
Net income attributable to noncontrolling interests	(22.6)	(25.5)
Provision for income tax expense	31.2	34.5
Interest expense and amortization of debt discounts and fees	39.6	42.8
Loss (gain) on disposal or impairment of assets	0.6	(0.1)
Depreciation and amortization	66.2	62.5
Loss on early extinguishment of debt	0.3	—
Stock-based compensation	7.5	2.8
Costs associated with the strategic alternatives review	9.6	0.9
Change in fair market value of equity securities	2.5	0.1
Adjusted EBITDA	$245.0	$250.8
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$218.9	$158.5
Interest expense and amortization of debt discounts and fees	39.6	42.8
Equity in net income of nonconsolidated affiliates	0.9	1.0
Net income attributable to noncontrolling interests in continuing operations	(22.6)	(25.5)
Amortization of debt-related items	(2.3)	(2.0)
Distributions from nonconsolidated affiliates	(1.0)	(1.0)
Current portion of income tax expense	29.2	25.8
Change in assets and liabilities	(25.3)	50.3
Cash used in operating activities of discontinued operations	0.1	—
Costs associated with the strategic alternatives review	9.6	0.9
Change in fair market value of equity securities	2.5	0.1
Other	(4.6)	(0.1)
Adjusted EBITDA	$245.0	$250.8
For additional information see the “Results of Operations” and “Segment Results of Operations” sections of this Item.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2022, our primary variable rate debt outstanding related to $305.0 million in advances under our revolving credit facility and $235.3 million under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $4.9 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $1.8 million over the next 12 months.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2022 that have a material effect on our Internal Control over Financial Reporting.

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
On October 26, 2021, we filed suit in the district court of Dallas County, Texas against April K. Anthony, a former executive officer in our home health and hospice segment (“HH&H”), for breach of her contractual noncompete, nonsolicitation, and nondisclosure obligations to us and for trade secret misappropriation. Ms. Anthony’s senior management agreement, dated October 7, 2019, provides, among other things, that she shall not (i) directly or indirectly engage in the provision of home health or hospice services in any state in which we are operating for a period one year following her departure, (ii) directly or indirectly induce or attempt to induce any of our employees to leave our employ or in any way interfere with the relationship between us and any employee for a period of two years following her departure, or (iii) disclose to any unauthorized person or directly or indirectly use for her own account any information, observations and data concerning our business and affairs. Ms. Anthony resigned from her position with HH&H on June 18, 2021. In September 2021, we learned of evidence that Ms. Anthony during her tenure with us had engaged in, and was continuing to engage in, solicitation of certain HH&H employees to join a competing home health and hospice venture. In this suit, we seek injunctions from the court ordering Ms. Anthony to comply with her senior management agreement, including its noncompete, nonsolicitation, and nondisclosure covenants, and to cease and desist all activities in furtherance of violations of those covenants. The trial is now scheduled for the docket beginning on May 23, 2022.
Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2021 (the “2021 Form 10‑K”).
Item 1A.Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2021 Form 10-K. However, certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2022:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, through January 31, 2022	61,301	$65.20	—	$198,053,924
February 1, through February 28, 2022	63,170	64.82	—	198,053,924
March 1, through March 31, 2022	2,163	69.69	—	198,053,924
Total	126,634	65.09	—
(1)Except as noted in the following sentence, the number of shares reported in this column represents the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In January, 1,202 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	May 3, 2022

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1
Description of the Encompass Health Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in Encompass Health’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2022).+

10.2
Description of the annual compensation arrangement for non-employee directors of Encompass Health Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in Encompass Health’s Definitive Proxy Statement on Schedule 14A, filed on April 4, 2022).+

22	List of Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract or compensatory plan or arrangement.