Form 10-Q
period 2022-06-30
Encompass Health Corp
filed 2022-08-04
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had 99,777,626 shares of common stock outstanding, net of treasury shares, as of July 25, 2022.

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
•The spin off of our home health and hospice business exposes us to a number of risks and uncertainties, including reduced business diversification; exposure to potential litigation; and inability to realize anticipated benefits from the separation, any of which could adversely affect our business, financial results or condition, or stock price.
•As a result of the spin off, we are highly concentrated in our primary line of business, particularly with respect to Medicare regulations and reimbursement.
•The spin off is likely to result in changes in our stockholder base, which may cause volatility in the price of our common stock.
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
•Changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the proposed Inpatient Rehabilitation Facility Review Choice Demonstration, the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, and other payment system reforms) could decrease revenues and increase the costs of complying with the rules and regulations.
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
•Our inability to provide a consistently high quality of care, including as represented in metrics published by Medicare, could decrease our revenues.
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
•General conditions in the economy and capital markets, including inflation, any disruption, instability, or uncertainty related to armed conflict or an act of terrorism, a governmental impasse over approval of the United States federal budget or an increase to the debt ceiling, an international trade war, or a sovereign debt crisis could adversely affect our financial results or condition, including access to the capital markets.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Millions, Except Per Share Data)
Net operating revenues	$1,330.5	$1,287.7	$2,664.1	$2,518.1
Operating expenses:
Salaries and benefits	773.8	708.2	1,549.8	1,395.4
Other operating expenses	193.4	172.7	375.5	335.0
Occupancy costs	19.3	20.2	40.2	40.4
Supplies	52.8	50.0	108.9	101.9
General and administrative expenses	60.3	54.2	108.7	92.8
Depreciation and amortization	68.8	63.4	135.0	125.9
Total operating expenses	1,168.4	1,068.7	2,318.1	2,091.4
Loss on early extinguishment of debt	1.1	1.0	1.4	1.0
Interest expense and amortization of debt discounts and fees	60.6	41.8	100.2	84.6
Other expense (income)	6.3	(4.6)	9.9	(6.0)
Equity in net income of nonconsolidated affiliates	(1.0)	(1.0)	(1.9)	(2.0)
Income from continuing operations before income tax expense	95.1	181.8	236.4	349.1
Provision for income tax expense	23.8	39.5	55.0	74.0
Income from continuing operations	71.3	142.3	181.4	275.1
Loss from discontinued operations, net of tax	—	(0.3)	—	(0.3)
Net and comprehensive income	71.3	142.0	181.4	274.8
Less: Net and comprehensive income attributable to noncontrolling interests	(22.6)	(28.7)	(45.2)	(54.2)
Net and comprehensive income attributable to Encompass Health	$48.7	$113.3	$136.2	$220.6

Weighted average common shares outstanding:
Basic	99.2	99.0	99.2	99.0
Diluted	100.3	100.2	100.2	100.2
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.49	$1.14	$1.37	$2.22
Discontinued operations	—	—	—	—
Net income	$0.49	$1.14	$1.37	$2.22
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.49	$1.13	$1.36	$2.20
Discontinued operations	—	—	—	—
Net income	$0.49	$1.13	$1.36	$2.20

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$48.7	$113.6	$136.2	$220.9
Loss from discontinued operations, net of tax	—	(0.3)	—	(0.3)
Net income attributable to Encompass Health	$48.7	$113.3	$136.2	$220.6

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2022	December 31, 2021
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$186.5	$54.8
Restricted cash	70.8	65.1
Accounts receivable	658.7	680.3
Other current assets	116.4	121.2
Total current assets	1,032.4	921.4
Property and equipment, net	2,730.1	2,601.6
Operating lease right-of-use assets	238.5	242.0
Goodwill	2,456.5	2,427.9
Intangible assets, net	398.4	417.5
Other long-term assets	226.3	254.5
Total assets(1)	$7,082.2	$6,864.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$49.2	$42.8
Current operating lease liabilities	36.7	38.4
Accounts payable	138.3	137.6
Accrued expenses and other current liabilities	611.2	530.0
Total current liabilities	835.4	748.8
Long-term debt, net of current portion	3,233.5	3,243.9
Long-term operating lease liabilities	211.9	213.1
Deferred income tax liabilities	79.8	86.7
Other long-term liabilities	177.0	173.2
	4,537.6	4,465.7
Commitments and contingencies
Redeemable noncontrolling interests	43.3	42.2
Shareholders’ equity:
Encompass Health shareholders’ equity	2,003.0	1,911.3
Noncontrolling interests	498.3	445.7
Total shareholders’ equity	2,501.3	2,357.0
Total liabilities(1) and shareholders’ equity	$7,082.2	$6,864.9
(1)Our consolidated assets as of June 30, 2022 and December 31, 2021 include total assets of variable interest entities of $227.4 million and $226.2 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2022 and December 31, 2021 include total liabilities of the variable interest entities of $38.5 million and $38.2 million, respectively. See Note 3, Variable Interest Entities.
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2022
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.8	$1.1	$2,301.1	$201.2	$(529.9)	$474.9	$2,448.4
Net income	—	—	—	48.7	—	21.1	69.8
Receipt of treasury stock	—	—	—	—	(0.1)	—	(0.1)
Dividends declared ($0.28 per share)	—	—	—	(28.0)	—	—	(28.0)
Stock-based compensation	—	—	8.8	—	—	—	8.8
Distributions declared	—	—	—	—	—	(20.5)	(20.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	22.8	22.8
Other	—	—	0.9	—	(0.8)	—	0.1
Balance at end of period	99.8	$1.1	$2,310.8	$221.9	$(530.8)	$498.3	$2,501.3

	Three Months Ended June 30, 2021
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.6	$1.1	$2,302.7	$(135.0)	$(513.7)	$387.9	$2,043.0
Net income	—	—	—	113.3	—	26.0	139.3
Receipt of treasury stock	—	—	—	—	(0.8)	—	(0.8)
Dividends declared ($0.28 per share)	—	—	(28.1)	—	—	—	(28.1)
Stock-based compensation	—	—	12.0	—	—	—	12.0
Distributions declared	—	—	—	—	—	(23.0)	(23.0)
Capital contributions from consolidated affiliates	—	—	—	—	—	36.0	36.0
Other	(0.1)	—	14.0	—	(3.5)	(12.8)	(2.3)
Balance at end of period	99.5	$1.1	$2,300.6	$(21.7)	$(518.0)	$414.1	$2,176.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Six Months Ended June 30, 2022
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.5	$1.1	$2,289.6	$141.8	$(521.2)	$445.7	$2,357.0
Net income	—	—	—	136.2	—	41.8	178.0
Receipt of treasury stock	(0.1)	—	—	—	(7.7)	—	(7.7)
Dividends declared ($0.56 per share)	—	—	—	(56.1)	—	—	(56.1)
Stock-based compensation	—	—	16.3	—	—	—	16.3
Distributions declared	—	—	—	—	—	(45.4)	(45.4)
Capital contributions from consolidated affiliates	—	—	—	—	—	44.2	44.2
Other	0.4	—	4.9	—	(1.9)	12.0	15.0
Balance at end of period	99.8	$1.1	$2,310.8	$221.9	$(530.8)	$498.3	$2,501.3

	Six Months Ended June 30, 2021
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.4	$1.1	$2,326.6	$(242.3)	$(497.4)	$382.0	$1,970.0
Net income	—	—	—	220.6	—	49.1	269.7
Receipt of treasury stock	(0.2)	—	—	—	(16.4)	—	(16.4)
Dividends declared ($0.56 per share)	—	—	(55.9)	—	—	—	(55.9)
Stock-based compensation	—	—	14.8	—	—	—	14.8
Distributions declared	—	—	—	—	—	(45.4)	(45.4)
Capital contributions from consolidated affiliates	—	—	—	—	—	41.8	41.8
Other	0.3	—	15.1	—	(4.2)	(13.4)	(2.5)
Balance at end of period	99.5	$1.1	$2,300.6	$(21.7)	$(518.0)	$414.1	$2,176.1
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In Millions)
Cash flows from operating activities:
Net income	$181.4	$274.8
Loss from discontinued operations, net of tax	—	0.3
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	135.0	125.9
Stock-based compensation	16.3	14.8
Deferred tax expense	(7.9)	6.2
Other, net	22.0	4.0
Change in assets and liabilities, net of acquisitions—
Accounts receivable	29.8	(38.1)
Other assets	2.2	(17.2)
Accounts payable	3.9	6.6
Accrued payroll	16.1	27.4
Other liabilities	64.7	10.3
Net cash used in operating activities of discontinued operations	—	(0.6)
Total adjustments	282.1	139.3
Net cash provided by operating activities	463.5	414.4
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(97.7)
Purchases of property and equipment	(230.0)	(212.7)
Additions to capitalized software costs	(4.9)	(10.0)
Other, net	(11.4)	(1.2)
Net cash used in investing activities	(246.3)	(321.6)
Cash flows from financing activities:
Principal borrowings on notes	400.0	—
Principal payments on debt, including pre-payments	(345.2)	(207.3)
Borrowings on revolving credit facility	300.0	45.0
Payments on revolving credit facility	(330.0)	—
Principal payments under finance lease obligations	(11.9)	(11.8)
Debt amendment and issuance costs	(25.0)	—
Taxes paid on behalf of employees for shares withheld	(7.7)	(16.4)
Contributions from noncontrolling interests of consolidated affiliates	42.6	36.1
Dividends paid on common stock	(56.3)	(56.9)
Distributions paid to noncontrolling interests of consolidated affiliates	(46.6)	(52.7)
Other, net	(0.1)	0.1
Net cash used in financing activities	(80.2)	(263.9)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In Millions)
Increase (decrease) in cash, cash equivalents, and restricted cash	137.0	(171.1)
Cash, cash equivalents, and restricted cash at beginning of period	120.3	310.9
Cash, cash equivalents, and restricted cash at end of period	$257.3	$139.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$54.8	$224.0
Restricted cash at beginning of period	65.1	65.4
Restricted cash included in other long-term assets at beginning of period	0.4	21.5
Cash, cash equivalents, and restricted cash at beginning of period	$120.3	$310.9

Cash and cash equivalents at end of period	$186.5	$73.2
Restricted cash at end of period	70.8	65.0
Restricted cash included in other long-term assets at end of period	—	1.6
Cash, cash equivalents, and restricted cash at end of period	$257.3	$139.8

Supplemental schedule of noncash operating, investing and financing activities:
Property and equipment additions through finance leases	$2.3	$46.6
Accrued purchases of property and equipment	(4.2)	20.4
Operating lease additions and adjustments	19.5	28.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation (the “Company” or “Encompass Health”), incorporated in Delaware in 1984, including its subsidiaries, is a leading provider of post-acute healthcare services, offering both facility-based and home-based patient services in 42 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See also Note 11, Segment Reporting.
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
Separation of Home Health and Hospice Business—
On July 1, 2022, we completed the previously announced separation of our home health and hospice business through the distribution (the “Distribution”) of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit, Inc. (“Enhabit”) to the stockholders of record of Encompass Health as of the close of business on June 24, 2022 (the “Record Date”). The Distribution was effective at 12:01 a.m., Eastern Time, on July 1, 2022. The Distribution was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass Health common stock held of record as of the Record Date. No fractional shares have been or will be distributed. A cash payment will be made in lieu of any fractional shares. As a result of the Distribution, Enhabit is now an independent public company and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange.
The accompanying unaudited condensed consolidated financial statements include the historical results of Encompass Health, as the Distribution did not take place until July 1, 2022. Immediately after the Distribution, we will no longer consolidate our home health and hospice business into our financial results. Beginning in the third quarter of 2022, Enhabit's historical financial results for periods prior to July 1, 2022 will be reflected in our condensed consolidated financial statements as discontinued operations. Prior to July 1, 2022, we operated under two reporting segments. In future filings, we expect to operate under one reporting segment. As a result of the Distribution, the accompanying unaudited condensed consolidated financial statements are not indicative of our future financial position, results of operations or cash flows.
In connection with the Distribution, on June 30, 2022, we entered into several agreements with Enhabit that govern the relationship of the parties following the Distribution, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement. See also Note 4, Long-term Debt.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Medicare	$690.7	$650.8	$210.2	$234.9	$900.9	$885.7
Medicare Advantage	160.7	153.6	36.9	29.9	197.6	183.5
Managed care	123.3	114.7	18.0	16.6	141.3	131.3
Medicaid	47.5	41.8	2.8	4.2	50.3	46.0
Other third-party payors	9.4	11.0	—	—	9.4	11.0
Workers’ compensation	5.9	5.2	0.1	—	6.0	5.2
Patients	4.1	4.3	—	0.3	4.1	4.6
Other income	20.9	20.2	—	0.2	20.9	20.4
Total	$1,062.5	$1,001.6	$268.0	$286.1	$1,330.5	$1,287.7

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Medicare	$1,380.8	$1,265.3	$427.4	$458.8	$1,808.2	$1,724.1
Medicare Advantage	316.7	312.0	71.4	57.9	388.1	369.9
Managed care	254.8	226.9	36.9	30.9	291.7	257.8
Medicaid	89.3	80.8	6.3	8.0	95.6	88.8
Other third-party payors	19.4	23.1	—	—	19.4	23.1
Workers’ compensation	12.0	10.9	0.2	0.1	12.2	11.0
Patients	9.2	9.2	0.1	0.5	9.3	9.7
Other income	39.6	33.3	—	0.4	39.6	33.7
Total	$2,121.8	$1,961.5	$542.3	$556.6	$2,664.1	$2,518.1
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
The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.7
Accounts receivable, net	1.6
Operating lease right-of-use-assets	0.3
Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	0.2
Trade name (useful life of 6 months)	0.1
Licenses (useful lives of 10 years)	0.9
Internal-use software (useful life of 3 years)	0.1
Goodwill	28.7
Total assets acquired	32.6
Liabilities assumed:
Current operating lease liabilities	0.1
Accounts payable	0.1
Accrued payroll	0.2
Other current liabilities	0.2
Long-term operating lease liabilities	0.2
Total liabilities assumed	0.8
Noncontrolling interests	15.9
Net assets acquired	$15.9

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Information regarding the cash paid for the acquisition during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value of assets acquired	$—	$11.9	$3.9	$11.9
Goodwill	—	90.1	28.7	90.1
Fair value of liabilities assumed	—	(2.7)	(0.8)	(2.7)
Fair value of noncontrolling interest owned by joint venture partner	—	(1.6)	(15.9)	(1.6)
Cash paid for acquisition(1)	$—	$97.7	$15.9	$97.7
————————
(1)     As discussed above, the $15.9 million was paid on December 31, 2021; therefore, this amount is not included in the condensed consolidated statement of cash flows for the six months ended June 30, 2022.
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisition from the date of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisition been January 1, 2021 (in millions):

	Net Operating Revenues	Net (Loss) Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to June 30, 2022
Home Health and Hospice	$3.1	$(0.1)
Combined entity: Supplemental pro forma from 04/01/2022-06/30/2022	1,330.5	48.7
Combined entity: Supplemental pro forma from 04/01/2021-06/30/2021	1,289.7	113.3
Combined entity: Supplemental pro forma from 01/01/2022-06/30/2022	2,664.1	136.2
Combined entity: Supplemental pro forma from 01/01/2021-06/30/2021	2,522.4	220.8
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of our 2021 reporting period. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2021 Form 10‑K for information regarding acquisitions completed in 2021.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
3.Variable Interest Entities
As of June 30, 2022 and December 31, 2021, we consolidated ten limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 90.0% as of June 30, 2022. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheet, are as follows (in millions):

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$0.5	$—
Accounts receivable	35.5	36.3
Other current assets	10.5	7.7
Total current assets	46.5	44.0
Property and equipment, net	115.7	116.3
Operating lease right-of-use assets	2.7	3.2
Goodwill	28.4	28.3
Intangible assets, net	3.0	3.3
Other long-term assets	31.1	31.1
Total assets	$227.4	$226.2
Liabilities
Current liabilities:
Current portion of long-term debt	$1.0	$1.0
Current operating lease liabilities	1.2	1.5
Accounts payable	5.9	5.9
Accrued expenses and other current liabilities	20.8	19.4
Total current liabilities	28.9	27.8
Long-term debt, net of current portion	8.1	8.6
Long-term operating lease liabilities	1.5	1.8
Total liabilities	$38.5	$38.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
4.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2022	December 31, 2021
Encompass Health Credit Agreement—
Advances under revolving credit facility	$—	$200.0
Term loan facilities	—	238.5
Enhabit Credit Agreement—
Advances under revolving credit facility	170.0	—
Term loan A facility	397.7	—
Bonds payable—
5.125% Senior Notes due 2023	—	99.6
5.75% Senior Notes due 2025	347.4	347.0
4.50% Senior Notes due 2028	780.2	786.8
4.75% Senior Notes due 2030	777.8	784.7
4.625% Senior Notes due 2031	390.1	393.7
Other notes payable	42.3	49.6
Finance lease obligations	377.2	386.8
	3,282.7	3,286.7
Less: Current portion	(49.2)	(42.8)
Long-term debt, net of current portion	$3,233.5	$3,243.9
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2022	$22.2	$22.2
2023	49.8	49.8
2024	61.9	61.9
2025	404.6	401.9
2026	49.9	49.9
2027	524.2	521.9
Thereafter	2,226.9	2,175.1
Total	$3,339.5	$3,282.7
On December 9, 2021, we announced the commencement of a consent solicitation of holders of our 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028 (the “2028 Notes”), 4.75% Senior Notes due 2030 (the “2030 Notes”), and 4.625% Senior Notes due 2031 (the “2031 Notes” and collectively the “Senior Notes”) for the adoption of certain amendments to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Senior Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”), which provided us with greater flexibility in effecting the spin off discussed in Note 1, Basis of Presentation. Each Indenture contains restrictive covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permit us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We may make any such distribution so long as the Leverage Ratio (as defined in each Indenture) is no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduce the capacity under our restricted payments builder basket under each existing Indenture for the 2028 Notes, 2030 Notes, and 2031 Notes by $200 million and amends the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Senior Notes. In December 2021 and

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Senior Notes a total of $40.5 million, excluding fees. We paid $20.0 million and $20.5 million in January and June 2022, respectively.
In March 2022, we redeemed the remaining $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “2023 Notes”) using capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, this optional redemption was made at a price of par. As a result of this redemption, we recorded a $0.3 million Loss on early extinguishment of debt during the three months ended March 31, 2022.
In June 2022, Encompass Health entered into the Second Amendment to Fifth Amended and Restated Credit Agreement, by and among Encompass Health, certain of its subsidiaries, as guarantors, Barclays Bank PLC, as administrative agent and collateral agent and various other lenders, which provided a consent to the Enhabit Credit Facilities (as defined below) and related matters and modified certain terms of Encompass Health’s Fifth Amended and Restated Credit Agreement, dated as of November 25, 2019 (the “2019 Credit Agreement,” and, as amended, the “Credit Agreement”). Capitalized terms used, but not otherwise defined, in the following bullet points are defined in the Credit Agreement. The amendment includes the following modifications:
•Amendment of definition of “Consolidated Net Income” to exclude from the calculation thereof, at Encompass Health’s option, net income or loss from disposed, abandoned, transferred, closed or discontinued operations until such disposition, abandonment, transfer, closure of discontinuance of operations shall have been consummated.
•Addition of Section 1.08, “SpinCo Credit Facilities Transactions,” to provide that the Loan Documents will not prevent the consummation of the SpinCo Credit Facilities Transactions and that the SpinCo Credit Facilities Transactions will not give rise to any Default or constitute a utilization of any basket under any Loan Document.
•Amendment of Section 2.11(e) to provide that a Prepayment Notice may be conditioned upon the effectiveness of other credit facilities, indentures or similar agreements or other transactions.
•Addition of Section 5.18, “SpinCo Distribution,” to provide that within three (3) Business Days following the incurrence of indebtedness under the SpinCo Credit Facilities, Encompass will have consummated the SpinCo Distribution in compliance with the Restricted Payments covenants of the Credit Agreement, and following the consummation of the SpinCo Distribution, no obligors in respect of the SpinCo Credit Facilities will be Restricted Subsidiaries.
•Amendment of the definition of “Senior Notes” to include Encompass’ 4.625% Senior Notes due 2031 and the definition of “Consolidated Total Indebtedness” to exclude Indebtedness under any Senior Note for which an irrevocable notice of redemption has been issued in connection with or incidental to any SpinCo Distribution.
All other material terms of the existing credit agreement remain the same and are described in Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2021 Form 10-K. Encompass Health’s obligations under the Credit Agreement are secured by the current and future personal property of Encompass Health and its subsidiary guarantors, which, in general, are Encompass Health’s wholly-owned subsidiaries.
In connection with the spin off of Encompass Health’s home health and hospice business, Encompass’s wholly-owned subsidiary, Enhabit, Inc., entered into a Credit Agreement (the “Enhabit Credit Agreement”), in June 2022. The Enhabit Credit Agreement consists of a $400 million term loan A facility (the “Term Loan A Facility”) and a $350 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan A Facility, the “Enhabit Credit Facilities”). The Enhabit Credit Facilities mature five years from the closing date thereof. Interest on the loans under the Enhabit Credit Facilities is calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an applicable interest rate margin. Enhabit may voluntarily prepay outstanding loans under the Enhabit Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The Term Loan A Facility contains customary mandatory prepayments, including with respect to proceeds from asset sales and from certain incurrences of indebtedness.
The Term Loan A Facility amortizes by an amount per annum equal to 5.00% of the outstanding principal amount thereon as of the closing date, payable in equal quarterly installments, with the balance being payable on the date that is five years after the closing of the Term Loan A Facility. The Revolving Credit Facility provides Enhabit with the ability to borrow and obtain letters of credit, which will be subject to a $75 million sublimit in amounts available to be drawn at any time prior to

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
the date that is five years after the closing of the Revolving Credit Facility. The obligations under the Enhabit Credit Facilities will be guaranteed by Enhabit’s existing and future wholly-owned domestic material subsidiaries, subject to certain exceptions. Borrowings under the Enhabit Credit Facilities will be secured by first priority liens on substantially all the assets of Enhabit and the guarantors, subject to certain exceptions. The Enhabit Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default customary for secured financings of this type, including limitations with respect to liens, fundamental changes, indebtedness, restricted payments, investments and affiliate transactions, in each case, subject to a number of important exceptions and qualifications. In addition, the Enhabit Credit Facilities will obligate Enhabit to maintain a total net leverage ratio and an interest coverage ratio.
On June 30, 2022, Enhabit drew the full $400 million of the Term Loan A Facility and $170 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass Health who used it to fully repay the $250 million outstanding balance of the Encompass Health revolving credit facility and approximately $236 million of the Encompass Health term loan. As a result of this repayment, we recorded a $1.1 million Loss on early extinguishment of debt during the three months ended June 30, 2022.
5.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$42.2	$31.6
Net income attributable to noncontrolling interests	3.4	5.1
Distributions declared	(2.3)	(4.4)
Purchase of redeemable noncontrolling interests	—	0.6
Balance at end of period	$43.3	$32.9
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to nonredeemable noncontrolling interests	$21.1	$26.0	$41.8	$49.1
Net income attributable to redeemable noncontrolling interests	1.5	2.7	3.4	5.1
Net income attributable to noncontrolling interests	$22.6	$28.7	$45.2	$54.2
See also Note 6, Fair Value Measurements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
6.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities (2)	$78.0	$3.7	$74.3	$—	M
Redeemable noncontrolling interests	43.3	—	—	43.3	I
As of December 31, 2021
Equity securities (2)	$82.2	$4.1	$78.1	$—	M
Redeemable noncontrolling interests	42.2	—	—	42.2	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
(2) As of June 30, 2022, $5.1 million are included in Other current assets and $72.9 million are included in Other long-term assets in the condensed consolidated balance sheet. As of December 31, 2021, $82.2 million are included in Other long-term assets in the condensed consolidated balance sheet.
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2022 and 2021, we did not record any material gains or losses related to these assets.
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

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Encompass Health Credit Agreement—
Advances under revolving credit facility	$—	$—	$200.0	$200.0
Term loan facilities	—	—	238.5	239.6
Enhabit Credit Agreement—
Advances under revolving credit facility	170.0	170.0	—	—
Term loan A facility	397.7	400.0	—	—
5.125% Senior Notes due 2023	—	—	99.6	100.2
5.75% Senior Notes due 2025	347.4	347.6	347.0	357.9
4.50% Senior Notes due 2028	780.2	685.3	786.8	823.0
4.75% Senior Notes due 2030	777.8	670.9	784.7	824.0
4.625% Senior Notes due 2031	390.1	324.7	393.7	407.0
Other notes payable	42.3	42.3	49.6	49.6
Financial commitments:
Letters of credit	—	32.7	—	38.2

Encompass Health Corporation and Subsidiaries
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
7.Share-Based Payments
During the six months ended June 30, 2022, we issued a total of 0.6 million restricted stock awards to members of our management team and our board of directors. Of the restricted stock awards issued to members of our management team, 0.2 million contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two year performance measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2021 Form 10‑K.
8.Income Taxes
Our Provision for income tax expense of $23.8 million and $55.0 million for the three and six months ended June 30, 2022, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate as well as the establishment of an uncertain tax position related to the separation of our home health and hospice business.
Our Provision for income tax expense of $39.5 million for the three months ended June 30, 2021 primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $74.0 million for the six months ended June 30, 2021 primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by tax benefits resulting from share-based compensation windfalls.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
9.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic:
Numerator:
Income from continuing operations	$71.3	$142.3	$181.4	$275.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(22.6)	(28.7)	(45.2)	(54.2)
Less: Income allocated to participating securities	(0.1)	(0.5)	(0.5)	(1.0)
Income from continuing operations attributable to Encompass Health common shareholders	48.6	113.1	135.7	219.9
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	—	(0.3)	—	(0.3)
Net income attributable to Encompass Health common shareholders	$48.6	$112.8	$135.7	$219.6
Denominator:
Basic weighted average common shares outstanding	99.2	99.0	99.2	99.0
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.49	$1.14	$1.37	$2.22
Discontinued operations	—	—	—	—
Net income	$0.49	$1.14	$1.37	$2.22

Diluted:
Numerator:
Income from continuing operations	$71.3	$142.3	$181.4	$275.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(22.6)	(28.7)	(45.2)	(54.2)
Income from continuing operations attributable to Encompass Health common shareholders	48.7	113.6	136.2	220.9
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	—	(0.3)	—	(0.3)
Net income attributable to Encompass Health common shareholders	$48.7	$113.3	$136.2	$220.6
Denominator:
Diluted weighted average common shares outstanding	100.3	100.2	100.2	100.2
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.49	$1.13	$1.36	$2.20
Discontinued operations	—	—	—	—
Net income	$0.49	$1.13	$1.36	$2.20

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	99.2	99.0	99.2	99.0
Restricted stock awards, dilutive stock options, and restricted stock units	1.1	1.2	1.0	1.2
Diluted weighted average common shares outstanding	100.3	100.2	100.2	100.2
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
11.Segment Reporting
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. As of June 30, 2022, we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. Going forward, we expect to have one reportable segment: inpatient rehabilitation. The following is a brief description of our reportable segments as of June 30, 2022:
•Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 35 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of June 30, 2022, we operate 150 inpatient rehabilitation hospitals. We are the sole owner of 95 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 55 jointly owned hospitals. In addition, we manage two inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.
•Home Health and Hospice - As of June 30, 2022, we provide home health services in 251 locations and hospice services in 100 locations across 34 states with concentrations in the southern half of the United States. We are the sole owner of 336 of these locations. We retain 50.0% to 90.0% ownership in the remaining 15 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.
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
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Net operating revenues	$1,062.5	$1,001.6	$2,121.8	$1,961.5	$268.0	$286.1	$542.3	$556.6
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	585.9	515.9	1,173.3	1,017.8	—	—	—	—
Other operating expenses	166.4	147.5	324.7	287.5	—	—	—	—
Supplies	47.4	44.1	97.2	89.3	—	—	—	—
Occupancy costs	13.8	15.0	29.2	30.1	—	—	—	—
Home health and hospice:
Cost of service (excluding depreciation and amortization)	—	—	—	—	124.2	122.6	248.6	240.7
Support and overhead costs	—	—	—	—	99.3	103.1	198.5	204.5
	813.5	722.5	1,624.4	1,424.7	223.5	225.7	447.1	445.2
Other expense (income)	3.1	(2.3)	4.2	(3.8)	—	(1.6)	—	(1.6)
Equity in net income of nonconsolidated affiliates	(1.0)	(0.8)	(1.9)	(1.6)	—	(0.2)	—	(0.4)
Noncontrolling interests	21.9	28.2	43.9	53.3	0.7	0.5	1.3	0.9
Segment Adjusted EBITDA	$225.0	$254.0	$451.2	$488.9	$43.8	$61.7	$93.9	$112.5

Capital expenditures	$117.5	$120.4	$235.3	$220.2	$2.6	$2.2	$4.9	$3.1

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of June 30, 2022
Total assets	$5,459.0	$1,623.2	$7,082.2
Investments in and advances to nonconsolidated affiliates	1.3	1.6	2.9
As of December 31, 2021
Total assets	$5,143.0	$1,721.9	$6,864.9
Investments in and advances to nonconsolidated affiliates	2.4	1.6	4.0
Segment reconciliations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Segment Adjusted EBITDA	$268.8	$315.7	$545.1	$601.4
General and administrative expenses	(60.3)	(54.2)	(108.7)	(92.8)
Depreciation and amortization	(68.8)	(63.4)	(135.0)	(125.9)
Loss on disposal or impairment of assets	(2.3)	(2.9)	(2.9)	(2.8)
Loss on early extinguishment of debt	(1.1)	(1.0)	(1.4)	(1.0)
Interest expense and amortization of debt discounts and fees	(60.6)	(41.8)	(100.2)	(84.6)
Net income attributable to noncontrolling interests	22.6	28.7	45.2	54.2
Change in fair market value of equity securities	(3.2)	0.7	(5.7)	0.6
Income from continuing operations before income tax expense	$95.1	$181.8	$236.4	$349.1
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Inpatient rehabilitation:
Inpatient	$1,037.8	$976.9	$2,074.0	$1,919.2
Outpatient and other	24.7	24.7	47.8	42.3
Total inpatient rehabilitation	1,062.5	1,001.6	2,121.8	1,961.5
Home health and hospice:
Home health	220.2	232.3	445.1	452.2
Hospice	47.8	53.8	97.2	104.4
Total home health and hospice	268.0	286.1	542.3	556.6
Total net operating revenues	$1,330.5	$1,287.7	$2,664.1	$2,518.1

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
Executive Overview
Our Business
We are a national leader in integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of June 30, 2022, our national footprint includes 42 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2021 Form 10‑K.
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
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on predominantly an inpatient basis. We operate hospitals in 35 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of June 30, 2022, we operate 150 inpatient rehabilitation hospitals and manage two inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represents approximately 80% of our Net operating revenues for the three and six months ended June 30, 2022.
Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. Our hospice business is the nation’s twelfth largest provider of Medicare-certified hospice services in terms of revenues. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself. As of June 30, 2022, we provide home health services in 251 locations and hospice services in 100 locations across 34 states, with concentrations in the southern half of the United States. Our home health and hospice segment represents approximately 20% of our Net operating revenues for the three and six months ended June 30, 2022.

Separation of Home Health and Hospice Business—
On July 1, 2022, we completed the previously announced separation of our home health and hospice business through the distribution (the “Distribution”) of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit, Inc. (“Enhabit”) to the stockholders of record of Encompass Health as of the close of business on June 24, 2022 (the “Record Date”). The Distribution was effective at 12:01 a.m., Eastern Time, on July 1, 2022. The Distribution was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass Health common stock held of record as of the Record Date. No fractional shares have been or will be distributed. A cash payment will be made in lieu of any fractional shares. As a result of the Distribution, Enhabit is now an independent public company and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange.
The accompanying unaudited condensed consolidated financial statements include the historical results of Encompass Health, as the Distribution did not take place until July 1, 2022. Immediately after the Distribution, we will no longer consolidate our home health and hospice business into our financial results. Beginning in the third quarter of 2022, Enhabit's historical financial results for periods prior to July 1, 2022 will be reflected in our condensed consolidated financial statements as discontinued operations. Prior to July 1, 2022, we operated under two reporting segments. In future filings, we expect to operate under one reporting segment. As a result of the Distribution, the accompanying unaudited condensed consolidated financial statements are not indicative of our future financial position, results of operations or cash flows.
In connection with the Distribution, on June 30, 2022, we entered into several agreements with Enhabit that govern the relationship of the parties following the Distribution, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement. See also Note 4. Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
2022 Overview
During the three and six months ended June 30, 2022, Net operating revenues increased 3.3% and 5.8% over the same periods of 2021 due primarily to volume growth in our inpatient rehabilitation segment. See “Results of Operations” and the “Segment Results of Operations” sections of this Item for additional volume and pricing information.
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
•began operating our new 50-bed inpatient rehabilitation hospital in Lakeland, Florida in May 2022;
•began operating our new 40-bed inpatient rehabilitation hospital in Cape Coral, Florida with our joint venture partner Lee Healthcare Holdings, LLC in June 2022;
•began operating our new 50-bed inpatient rehabilitation hospital in Jacksonville, Florida in June 2022;
•continued our capacity expansions by adding 67 new beds to existing hospitals; and

•announced or continued the development of the following hospitals:

	Number of New Beds
Expected Opening	2022	2023	2024	2025
Moline, Illinois(1)	40	—	—	—
Naples, Florida(1)	50	—	—	—
Grand Forks, North Dakota(1)	37	—	—	—
Eau Claire, Wisconsin(1)	—	36	—	—
Owasso, Oklahoma(1)	—	40	—	—
Clermont, Florida	—	50	—	—
Knoxville, Tennessee(1)	—	73	—	—
Bowie, Maryland	—	60	—	—
Prosper, Texas	—	40	—	—
Columbus, Georgia(1)	—	40	—	—
Fitchburg, Wisconsin	—	40	—	—
Louisville, Kentucky(1)	—	40	—	—
Kissimmee, Florida	—	—	50	—
Fort Mill, South Carolina	—	—	39	—
Atlanta, Georgia(1)	—	—	40	—
Fort Myers, Florida(1)	—	—	60	—
Houston, Texas	—	—	60	—
Lake Worth, Florida	—	—	—	50
Palm Beach Gardens, Florida	—	—	—	50
Amarillo, Texas	—	—	—	40
Strongsville, Ohio	—	—	—	40
(1) Expected joint venture
We also continued our expansion efforts in our home health and hospice segment. In January 2022, we acquired one home health location and one hospice location in Boise, Idaho and began accepting patients at our new hospice locations in Williamsburg, Virginia (January 2022), Marble Falls, Texas (March 2022), and Temple, Texas (May 2022).
We also continued our shareholder distributions. In October 2021, February 2022, and May 2022, our board of directors declared cash dividends of $0.28 per share that were paid in January 2022, April 2022, and July 2022, respectively. On July 20, 2022, our board of directors declared a cash dividend of $0.15 per share, payable on October 17, 2022 to stockholders of record on October 3, 2022. For additional information see the “Liquidity and Capital Resources” section of this Item.
Business Outlook
Notwithstanding the current impacts from the pandemic, we remain optimistic regarding the intermediate and long-term prospects for our business. Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future, reaching approximately 73 million people over the age of 65 by 2030. Even more specifically, the average age of our patients is approximately 76, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals.
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
•Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new capacity to existing hospitals. Ensuring continuous compliance with extensive laws and regulations is an operating requirement for all healthcare providers. See Item 1, Business, “Regulation,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” of the 2021 Form 10‑K for detailed discussions of the most important regulations we face and our programs intended to ensure we comply with those regulations.
•Changes to Our Operating Environment Resulting from the pandemic. In response to the public health emergency associated with the pandemic, Congress and the Centers for Medicare & Medicaid Services (“CMS”) adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which suspended sequestration, an automatic 2% reduction of Medicare program payments for all healthcare providers, for the period of May 1 through December 31, 2020. The sequestration suspension was extended a number of times. Sequestration resumed as of April 1, 2022, but was only a 1% payment reduction through June 30, 2022. On July 1, 2022, the full 2% Medicare payment reduction resumed. During the six months ended June 30, 2022, the sequestration suspension provided additional revenues in our inpatient rehabilitation segment and home health and hospice segment of approximately $24 million and $7 million, respectively. The CARES Act and CMS regulatory actions include a number of other provisions affecting our reimbursement and operations in both segments. These provisions are discussed in Item 1, Business, “Sources of Revenue,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations” of the 2021 Form 10-K.

•Changes to Our Operating Environment Resulting from Federal Regulatory and Legislative Actions. On July 27, 2022, CMS released its notice of final rulemaking for fiscal year 2023 for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “2023 Final IRF Rule”). The 2023 Final IRF Rule would implement a net 3.9% market basket increase (market basket update of 4.2% reduced by a productivity adjustment of 0.3%) effective for discharges between October 1, 2022 and September 30, 2023. The 2023 Final IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index, updates to outlier payments and updates to the case-mix group relative weights and average lengths of stay values. Based on our analysis that utilizes, among other things, the acuity of our patients annualized over a twelve-month period ended June 30, 2022, our experience with outlier payments over this same time frame, and other factors, we believe the 2023 Final IRF Rule will result in a net increase to our Medicare payment rates of approximately 4.0% effective October 1, 2022.
The proposed rulemaking for fiscal year 2023 for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system included a request for comment on a potential change in inpatient rehabilitation facility (“IRF”) reimbursement that could be included in future rulemaking. Based on a recent United States Department of Health and Human Services Office of Inspector General (“HHS-OIG”) report, CMS is considering whether to modify the IRF “transfer” payment policy to reduce reimbursement for early discharges to home health, similar to how early home health discharges are paid for under the Acute Care Prospective Payment System. HHS-OIG estimated that its recommended change to the policy could reduce total IRF industry reimbursements by approximately 6% based on 2017 and 2018 data. In the 2023 Final IRF Rule, CMS acknowledged industry comments on the policy and noted those comments would be taken under advisement for future rulemaking.
On December 14, 2020, CMS announced the proposal of a five-year review choice demonstration (“RCD”) for inpatient rehabilitation services. CMS plans to implement the demonstration in Alabama, and then expand to Pennsylvania, Texas, and California. The timing of this demonstration is not known. We operate 46 inpatient rehabilitation hospitals (representing approximately 33% of our IRF Medicare claims) in those four states. After the initial four states, CMS intends to expand the demonstration to include additional IRFs based on the Medicare Administrative Contractor to which those IRFs submit claims. Under the demonstration, participating IRFs would have an initial choice between pre-claim or post-payment review of 100% of claims submitted to demonstrate compliance with applicable Medicare coverage and clinical documentation requirements. Under the pre-claim review choice, services could begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted and reviewed before the final claim is submitted for payment. Under the post-payment review choice, IRFs would provide services, submit all claims for payment following their normal processes, and then submit required documentation for medical review. If 90% or more of its claims are found to be valid, the IRF may then opt out of the RCD review, except for spot reviews of samples consisting of 5% of total claims. The IRF RCD would not create new documentation requirements. A number of key details on this proposal have yet to be released, and it is not clear how or when this demonstration will be implemented.
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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Medicare	67.6%	68.6%	67.9%	68.6%
Medicare Advantage	14.9%	14.3%	14.6%	14.7%
Managed care	10.6%	10.2%	10.9%	10.2%
Medicaid	3.8%	3.6%	3.6%	3.5%
Other third-party payors	0.7%	0.9%	0.7%	0.9%
Workers’ compensation	0.5%	0.4%	0.5%	0.4%
Patients	0.3%	0.4%	0.3%	0.4%
Other income	1.6%	1.6%	1.5%	1.3%
Total	100.0%	100.0%	100.0%	100.0%
For information regarding our payors by segment, see the “Segment Results of Operations” section of this Item. For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2021 Form 10‑K.

Our Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net operating revenues	$1,330.5	$1,287.7	3.3%	$2,664.1	$2,518.1	5.8%
Operating expenses:
Salaries and benefits	773.8	708.2	9.3%	1,549.8	1,395.4	11.1%
Other operating expenses	193.4	172.7	12.0%	375.5	335.0	12.1%
Occupancy costs	19.3	20.2	(4.5)%	40.2	40.4	(0.5)%
Supplies	52.8	50.0	5.6%	108.9	101.9	6.9%
General and administrative expenses	60.3	54.2	11.3%	108.7	92.8	17.1%
Depreciation and amortization	68.8	63.4	8.5%	135.0	125.9	7.2%
Total operating expenses	1,168.4	1,068.7	9.3%	2,318.1	2,091.4	10.8%
Loss on early extinguishment of debt	1.1	1.0	10.0%	1.4	1.0	40.0%
Interest expense and amortization of debt discounts and fees	60.6	41.8	45.0%	100.2	84.6	18.4%
Other expense (income)	6.3	(4.6)	(237.0)%	9.9	(6.0)	(265.0)%
Equity in net income of nonconsolidated affiliates	(1.0)	(1.0)	—%	(1.9)	(2.0)	(5.0)%
Income from continuing operations before income tax expense	95.1	181.8	(47.7)%	236.4	349.1	(32.3)%
Provision for income tax expense	23.8	39.5	(39.7)%	55.0	74.0	(25.7)%
Income from continuing operations	71.3	142.3	(49.9)%	181.4	275.1	(34.1)%
Loss from discontinued operations, net of tax	—	(0.3)	(100.0)%	—	(0.3)	(100.0)%
Net income	71.3	142.0	(49.8)%	181.4	274.8	(34.0)%
Less: Net income attributable to noncontrolling interests	(22.6)	(28.7)	(21.3)%	(45.2)	(54.2)	(16.6)%
Net income attributable to Encompass Health	$48.7	$113.3	(57.0)%	$136.2	$220.6	(38.3)%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Salaries and benefits	58.2%	55.0%	58.2%	55.4%
Other operating expenses	14.5%	13.4%	14.1%	13.3%
Occupancy costs	1.5%	1.6%	1.5%	1.6%
Supplies	4.0%	3.9%	4.1%	4.0%
General and administrative expenses	4.5%	4.2%	4.1%	3.7%
Depreciation and amortization	5.2%	4.9%	5.1%	5.0%
Total operating expenses	87.8%	83.0%	87.0%	83.1%

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
Net Operating Revenues
Our consolidated Net operating revenues increased during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily from volume growth in our inpatient rehabilitation segment. See additional discussion in the “Segment Results of Operations” section of this Item.
Salaries and Benefits
Salaries and benefits increased during the three and six months ended June 30, 2022 compared to the same periods of 2021 and as a percent of Net operating revenues primarily due to increases in contract labor and clinician compensation, including sign-on and shift bonuses, to meet higher patient volumes, and the ramp up of new stores. See additional discussion in the “Segment Results of Operations” section of this Item.

Other Operating Expenses
Other operating expenses increased in terms of dollars and as a percent of revenue during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to increased provider taxes and higher costs associated with travel, recruiting, and legal services. See additional discussion in the “Segment Results of Operations” section of this Item.
General and Administrative Expenses
General and administrative expenses increased in terms of dollars and as a percent of revenue during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to higher costs associated with the spin off of our home health and hospice business. Costs associated with the strategic alternatives review for the home health and hospice business were $22.9 million and $32.5 million during the three and six months ended June 30, 2022, respectively, compared to $4.1 million and $5.0 million in the same periods of 2021. See the “Executive Overview” section of this Item for additional information on the strategic alternatives review.
Depreciation and Amortization
Depreciation and amortization increased during the three and six months ended June 30, 2022 compared to the same periods of 2021 due to our capital investments. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily resulted from the $20.5 million consent solicitation fee paid in June 2022 partially offset by the March 2022 redemption of the remaining $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “2023 Notes”). For additional information, see Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations decreased during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to the increase in Salaries and benefits as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense decreased during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to lower Income from continuing operations before income tax expense, partially offset by the establishment of an uncertain tax position related to the separation of our home health and hospice business.

We currently estimate our cash payments for income taxes to be approximately $70 million to $80 million, net of refunds, for 2022. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2022.
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
Net Income Attributable to Noncontrolling Interests
The decrease in Net income attributable to noncontrolling interests during the three and six months ended June 30, 2022 compared to the same periods of 2021 resulted from the ramp up of new joint venture de novo locations and decreased profitability from certain existing joint venture hospitals.
Segment Results of Operations
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. As of June 30, 2022, we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total segment Adjusted EBITDA to income from continuing operations before income tax expense, see Note 11, Segment Reporting, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Medicare	64.9%	65.0%	65.1%	64.4%
Medicare Advantage	15.1%	15.3%	14.9%	15.9%
Managed care	11.6%	11.5%	12.0%	11.6%
Medicaid	4.5%	4.2%	4.2%	4.1%
Other third-party payors	0.9%	1.1%	0.9%	1.2%
Workers’ compensation	0.6%	0.5%	0.6%	0.6%
Patients	0.4%	0.4%	0.4%	0.5%
Other income	2.0%	2.0%	1.9%	1.7%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$1,037.8	$976.9	6.2%	$2,074.0	$1,919.2	8.1%
Outpatient and other	24.7	24.7	—%	47.8	42.3	13.0%
Inpatient rehabilitation segment revenues	1,062.5	1,001.6	6.1%	2,121.8	1,961.5	8.2%
Operating expenses:
Salaries and benefits	585.9	515.9	13.6%	1,173.3	1,017.8	15.3%
Other operating expenses	166.4	147.5	12.8%	324.7	287.5	12.9%
Supplies	47.4	44.1	7.5%	97.2	89.3	8.8%
Occupancy costs	13.8	15.0	(8.0)%	29.2	30.1	(3.0)%
Other expense (income)	3.1	(2.3)	(234.8)%	4.2	(3.8)	(210.5)%
Equity in net income of nonconsolidated affiliates	(1.0)	(0.8)	25.0%	(1.9)	(1.6)	18.8%
Noncontrolling interests	21.9	28.2	(22.3)%	43.9	53.3	(17.6)%
Segment Adjusted EBITDA	$225.0	$254.0	(11.4)%	$451.2	$488.9	(7.7)%

	(Actual Amounts)
Discharges	51,902	49,492	4.9%	102,673	96,679	6.2%
Net patient revenue per discharge	$19,995	$19,739	1.3%	$20,200	$19,851	1.8%
Outpatient visits	35,929	44,020	(18.4)%	71,158	84,214	(15.5)%
Average length of stay (days)	12.6	12.7	(0.8)%	12.8	12.8	—%
Occupancy %	70.7%	71.1%	(0.6)%	71.2%	70.7%	0.7%
# of licensed beds	10,206	9,701	5.2%	10,206	9,701	5.2%
Full-time equivalents*	23,649	22,535	4.9%	23,481	22,459	4.6%
Employees per occupied bed	3.37	3.31	1.8%	3.32	3.31	0.3%
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
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Salaries and benefits	55.1%	51.5%	55.3%	51.9%
Other operating expenses	15.7%	14.7%	15.3%	14.7%
Supplies	4.5%	4.4%	4.6%	4.6%
Occupancy costs	1.3%	1.5%	1.4%	1.5%
Total operating expenses	76.6%	72.1%	76.6%	72.6%

Net Operating Revenues
Inpatient revenue increased during the three months ended June 30, 2022 compared to the same period of 2021 primarily due to increased volumes and favorable pricing. Discharge growth included a 1.6% increase in same-store discharges. Discharge growth from new stores during the three months ended June 30, 2022 compared to the same period of 2021 resulted from our joint ventures in Henry County, Georgia (October 2021), Shiloh, Illinois (February 2022), and Cape Coral, Florida (June 2022), as well as wholly owned hospitals in North Tampa, Florida (April 2021), Cumming, Georgia (June 2021), Waco, Texas (August 2021), Shreveport, Louisiana (August 2021), Greenville, South Carolina (August 2021), Pensacola, Florida (September 2021), St. Augustine, Florida (March 2022), Libertyville, Illinois (March 2022), and Lakeland Florida (May 2022). Growth in net patient revenue per discharge during the three months ended June 30, 2022 compared to the same period of 2021 primarily resulted from an increase in reimbursement rates offset by the partial resumption of sequestration on April 1, 2022.
Growth in revenues, discharges, and net patient revenue per discharge for the six months ended June 30, 2022 were impacted primarily by the same factors as discussed above for the second quarter of 2022. Discharge growth from new stores during the six months ended June 30, 2022 compared to the same period of 2021 also resulted from our joint venture in San Angelo, Texas (March 2021).
Adjusted EBITDA
The decrease in Adjusted EBITDA during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily resulted from the increase in Salaries and benefits and Other operating expenses. Salaries and benefits as a percent of Net operating revenues increased during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to increases in contract labor and clinician compensation, including sign-on and shift bonuses, to meet higher patient volumes (approximately $57 million and $120 million during the three and six months ended June 30, 2022 compared to approximately $29 million and $50 million in the same periods of 2021), and ramp up of new stores. Other operating expenses as a percent of Net operating revenues increased during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to a $2.8 million and $5.5 million increase in provider taxes, respectively, and a $4.4 million and $5.4 million increase in recruiting costs, respectively.
Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Medicare	78.5%	82.0%	78.8%	82.4%
Medicare Advantage	13.8%	10.5%	13.2%	10.4%
Managed care	6.7%	5.8%	6.8%	5.6%
Medicaid	1.0%	1.5%	1.2%	1.4%
Patients	—%	0.1%	—%	0.1%
Other income	—%	0.1%	—%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$220.2	$232.3	(5.2)%	$445.1	$452.2	(1.6)%
Hospice	47.8	53.8	(11.2)%	97.2	104.4	(6.9)%
Home health and hospice segment revenues	268.0	286.1	(6.3)%	542.3	556.6	(2.6)%
Operating expenses:
Cost of services (excluding depreciation and amortization)	124.2	122.6	1.3%	248.6	240.7	3.3%
Support and overhead costs	99.3	103.1	(3.7)%	198.5	204.5	(2.9)%
Other income	—	(1.6)	(100.0)%	—	(1.6)	(100.0)%
Equity in net income of nonconsolidated affiliates	—	(0.2)	(100.0)%	—	(0.4)	(100.0)%
Noncontrolling interests	0.7	0.5	40.0%	1.3	0.9	44.4%
Segment Adjusted EBITDA	$43.8	$61.7	(29.0)%	$93.9	$112.5	(16.5)%

	(Actual Amounts)
Home health:
Total admissions	49,399	50,598	(2.4)%	102,708	101,397	1.3%
Episodic admissions	36,106	39,657	(9.0)%	75,077	79,872	(6.0)%
Total recertifications	32,440	33,794	(4.0)%	64,227	65,696	(2.2)%
Episodic recertifications	25,993	28,296	(8.1)%	51,801	56,379	(8.1)%
Episodes	62,691	67,839	(7.6)%	125,802	134,274	(6.3)%
Total starts of care	81,839	84,392	(3.0)%	166,935	167,093	(0.1)%
Revenue per episode	$2,973	$2,968	0.2%	$3,005	$2,946	2.0%
Visits per episode	15.0	15.6	(3.8)%	15.1	15.7	(3.8)%
Total visits	1,217,447	1,297,350	(6.2)%	2,445,531	2,536,423	(3.6)%
Cost per visit	$83	$76	9.2%	$83	$76	9.2%
Hospice:
Admissions	2,835	3,298	(14.0)%	6,081	6,628	(8.3)%
Patient days	313,718	351,878	(10.8)%	633,552	686,278	(7.7)%
Average daily census	3,447	3,867	(10.9)%	3,500	3,792	(7.7)%
Revenue per day	$152	$153	(0.7)%	$153	$152	0.7%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Cost of services (excluding depreciation and amortization)	46.3%	42.9%	45.8%	43.2%
Support and overhead costs	37.1%	36.0%	36.6%	36.7%
Total operating expenses	83.4%	78.9%	82.4%	80.0%

Net Operating Revenues
Home health and hospice revenue decreased during the three months ended June 30, 2022 compared to the same period of 2021 primarily due to decreased volumes, the continued shift to more non-episodic patients in home health and the partial resumption of sequestration on April 1, 2022. Total starts of care decreased during the three months ended June 30, 2022 compared to the same period of 2021 primarily due to a reduction in episodic admissions offset by continued growth in non-episodic admissions. Revenue per episode growth during the three months ended June 30, 2022 compared to the same period of 2021 was driven primarily by an increase in Medicare reimbursement rates offset by the partial resumption of sequestration on April 1, 2022, the timing of completed episodes, and patient mix.
Home health and hospice revenue decreased during the six months ended June 30, 2022 compared to the same period of 2021 primarily due to decreased volumes, the continued shift to more non-episodic patients in home health and the partial resumption of sequestration on April 1, 2022. Total starts of care decreased during the six months ended June 30, 2022 compared to the same period of 2021 primarily due to a reduction in episodic admissions offset by the acquisition of Frontier on June 1, 2021 and increased non-episodic admissions. Revenue per episode growth during the six months ended June 30, 2022 compared to the same period of 2021 was driven primarily by an increase in Medicare reimbursement rates offset by the partial resumption of sequestration on April 1, 2022.
Adjusted EBITDA
The decrease in Adjusted EBITDA during the three and six months ended June 30, 2022 compared to the same periods of 2021 resulted from lower revenue and higher Cost of services related to higher labor costs and increased costs associated with fleet and mileage reimbursement.
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
Consistent with these objectives, in March 2022, we redeemed the remaining $100 million in outstanding principal amount of the 2023 Notes using capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, this optional redemption was made at a price of par. As a result of this redemption, we recorded a $0.3 million Loss on early extinguishment of debt during the three months ended March 31, 2022.
In June 2022, we amended our credit agreement primarily in preparation for the separation of the home health and hospice business. The modifications are described in Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Also in connection with the separation of Encompass Health’s home health and hospice business, Encompass Health’s wholly-owned subsidiary, Enhabit, Inc., entered into a credit agreement (the “Enhabit Credit Agreement”), in June 2022. The Enhabit Credit Agreement consists of a $400 million term loan A facility (the “Term Loan A Facility”) and a $350 million revolving credit facility (“Revolving Credit Facility”).
On June 30, 2022, Enhabit drew the full $400 million of the Term Loan A Facility and $170 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass Health who used it to fully repay the $250 million outstanding balance of the Encompass Health revolving credit facility and approximately $236 million of the Encompass Health term loan. As a result of this repayment, we recorded a $1.1 million Loss on early extinguishment of debt during the three months ended June 30, 2022.
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
Current Liquidity
As of June 30, 2022, we had $186.5 million in Cash and cash equivalents (approximately $50 million remained with Enhabit upon the Distribution). This amount excludes $70.8 million in Restricted cash and $78.0 million of restricted marketable securities ($5.1 million included in Other current assets and $72.9 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2021 Form 10‑K.
In addition to Cash and cash equivalents, as of June 30, 2022, we had approximately $967 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $300 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2022, the maximum leverage ratio requirement per our credit agreement was 4.25x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2022, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
On December 9, 2021, we announced the commencement of a consent solicitation of holders of our 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028 (the “2028 Notes”), 4.75% Senior Notes due 2030 (the “2030 Notes”), and 4.625% Senior Notes due 2031 (the “20231 Notes” and collectively the “Notes”) for the adoption of certain amendments to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”), which provided us with greater flexibility in effecting the spin off discussed in the “Executive Overview” section of this Item. Each Indenture contains restrictive covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permit us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We may make any such distribution so long as the Leverage Ratio (as defined in each Indenture) is no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduce the capacity under our restricted payments builder basket under each existing Indenture for the 2028 Notes, 2030 Notes, and 2031 Notes by $200 million and amends the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Notes. In December 2021 and January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Notes a total of $40.5 million, excluding fees. We paid $20.0 million and $20.5 million in January and June 2022, respectively.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2024, and our bonds all mature in 2025 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2022.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2021 Form 10‑K.

Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$463.5	$414.4
Net cash used in investing activities	(246.3)	(321.6)
Net cash used in financing activities	(80.2)	(263.9)
Increase (decrease) in cash, cash equivalents, and restricted cash	$137.0	$(171.1)
Operating activities. The increase in Net cash provided by operating activities for the six months ended June 30, 2022 compared to the same period of 2021 primarily resulted from improved collection of accounts receivable.
Investing activities. The decrease in Net cash used in investing activities during the six months ended June 30, 2022 compared to the same period of 2021 primarily resulted from the acquisition of Frontier in June 2021. For additional information on the Frontier acquisition, see Note 2, Business Combinations, to the consolidated financial statements accompanying the 2021 Form 10‑K.
Financing activities. The decrease in Net cash used in financing activities during the six months ended June 30, 2022 compared to the same period of 2021 primarily resulted from lower net debt payments in 2022. For additional information on debt borrowings and payments, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Contractual Obligations
Our consolidated contractual obligations as of June 30, 2022 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,735.5	$25.4	$2,710.1
Revolving credit facility	170.0	—	170.0
Interest on long-term debt (b)	828.3	138.5	689.8
Finance lease obligations (c)	582.0	52.0	530.0
Operating lease obligations (d)	322.8	36.7	286.1
Purchase obligations (e)	100.3	37.1	63.2
Total	$4,738.9	$289.7	$4,449.2
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
(b)    Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2022. Interest pertaining to our credit agreement, the Enhabit Credit Agreement, and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of comprehensive income.
(c)    Amounts include interest portion of future minimum finance lease payments.

(d)    Our inpatient rehabilitation segment leases approximately 9% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 7, Leases, to the consolidated financial statements accompanying the 2021 Form 10‑K.
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2022, we made capital expenditures of approximately $240 million for property and equipment, capitalized software, and other intangible assets. During 2022, we expect to spend approximately $570 million to $650 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $200 million to $240 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects.
Authorizations for Returning Capital to Stakeholders
In October 2021, February 2022, and May 2022, our board of directors declared cash dividends of $0.28 per share that were paid in January 2022, April 2022, and July 2022 respectively. On July 20, 2022, our board of directors declared a cash dividend of $0.15 per share, payable on October 17, 2022 to stockholders of record on October 3, 2022. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of June 30, 2022, approximately $198 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
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

Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of June 30, 2022. The subsidiaries associated with our home health and hospice business (collectively, the “HH&H Subsidiaries”) were guarantors as of June 30, 2022. On July 1, 2022, we completed the previously announced separation of our home health and hospice business through the distribution (the “Distribution”) of all of the outstanding shares of common stock of Enhabit, Inc. to Encompass Health stockholders. The Distribution was effective at 12:01 a.m., Eastern Time, on July 1, 2022, at which time the HH&H Subsidiaries were released from their guarantees of our indebtedness.

Six Months Ended June 30, 2022
(In Millions)
Net operating revenues	$1,931.3
Intercompany revenues generated from non-guarantor subsidiaries	9.9
Total net operating revenues	$1,941.2

Operating expenses	$1,708.9
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	16.0
Total operating expenses	$1,724.9

Income from continuing operations	$78.1
Net income	$78.1
Net income attributable to Encompass Health	$77.3

	As of June 30, 2022	As of December 31, 2021
	(In Millions)
Total current assets	$821.2	$664.3

Property and equipment, net	$1,942.9	$1,872.5
Goodwill	2,081.6	2,053.2
Intercompany receivable due from non-guarantor subsidiaries	162.6	187.2
Other noncurrent assets	653.7	662.9
Total noncurrent assets	$4,840.8	$4,775.8

Total current liabilities	$739.5	$622.1

Long-term debt, net of current portion	$3,186.6	$3,194.5
Other noncurrent liabilities	345.2	327.9
Total noncurrent liabilities	$3,531.8	$3,522.4

Redeemable noncontrolling interests	$0.3	$2.3
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
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$71.3	$142.0	$181.4	$274.8
Loss from discontinued operations, net of tax, attributable to Encompass Health	—	0.3	—	0.3
Net income attributable to noncontrolling interests	(22.6)	(28.7)	(45.2)	(54.2)
Provision for income tax expense	23.8	39.5	55.0	74.0
Interest expense and amortization of debt discounts and fees	60.6	41.8	100.2	84.6
Loss on disposal or impairment of assets	2.3	2.9	2.9	2.8
Depreciation and amortization	68.8	63.4	135.0	125.9
Loss on early extinguishment of debt	1.1	1.0	1.4	1.0
Stock-based compensation	8.8	12.0	16.3	14.8
Costs associated with the strategic alternatives review	22.9	4.1	32.5	5.0
Costs associated with the Frontier acquisition	—	1.3	—	1.3
Change in fair market value of equity securities	3.2	(0.7)	5.7	(0.6)
Adjusted EBITDA	$240.2	$278.9	$485.2	$529.7

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$463.5	$414.4
Interest expense and amortization of debt discounts and fees	100.2	84.6
Equity in net income of nonconsolidated affiliates	1.9	2.0
Net income attributable to noncontrolling interests in continuing operations	(45.2)	(54.2)
Amortization of debt-related items	(4.8)	(4.0)
Distributions from nonconsolidated affiliates	(2.9)	(1.8)
Current portion of income tax expense	62.9	67.8
Change in assets and liabilities	(116.7)	11.0
Cash used in operating activities of discontinued operations	—	0.6
Costs associated with the strategic alternatives review	32.5	5.0
Costs associated with the Frontier acquisition	—	1.3
Change in fair market value of equity securities	5.7	(0.6)
Other	(11.9)	3.6
Adjusted EBITDA	$485.2	$529.7
For additional information see the “Results of Operations” and “Segment Results of Operations” sections of this Item.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of June 30, 2022, our primary variable rate debt outstanding related to Enhabit Inc.’s $170.0 million in advances under its revolving credit facility and $397.7 million under its term loan A facility. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $3.0 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $3.0 million over the next 12 months.
See also Note 4, Long-term Debt, and Note 6, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, for additional information regarding our long-term debt.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2022 that have a material effect on our Internal Control over Financial Reporting.

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
On October 26, 2021, we filed suit in the district court of Dallas County, Texas against April K. Anthony, a former executive officer in our home health and hospice segment (“HH&H”), for breach of her contractual noncompete, nonsolicitation, and nondisclosure obligations to us and for trade secret misappropriation. Ms. Anthony’s senior management agreement, dated October 7, 2019, provided, among other things, that she shall not (i) directly or indirectly engage in the provision of home health or hospice services in any state in which we are operating for a period one year following her departure, (ii) directly or indirectly induce or attempt to induce any of our employees to leave our employ or in any way interfere with the relationship between us and any employee for a period of two years following her departure, or (iii) disclose to any unauthorized person or directly or indirectly use for her own account any information, observations and data concerning our business and affairs. Ms. Anthony resigned from her position with HH&H on June 18, 2021. In September 2021, we learned of evidence that Ms. Anthony during her tenure with us had engaged in, and was continuing to engage in, solicitation of certain HH&H employees to join a competing home health and hospice venture. In this suit, we sought injunctions from the court ordering Ms. Anthony to comply with her senior management agreement, including its noncompete, nonsolicitation, and nondisclosure covenants, and to cease and desist all activities in furtherance of violations of those covenants. On June 17, 2022, the court ruled in our favor that Ms. Anthony breached her noncompete and nonsolicitation obligations to us and ordered her to comply with those obligations for the respective remaining terms. In its Findings of Fact and Conclusions of Law, the court found that, among other things, Ms. Anthony committed deliberate violations of her noncompete and nonsolicitation obligations by running a direct competitor during and after her employment with us, undertook extensive and elaborate attempts to conceal her violations, and acted in concert with the private equity firms Nautic Partners LLC and The Vistria Group LP, one of which referred to Ms. Anthony as “Voldemort” in a business presentation, to launch a competing venture under the name Homecare Holdings, which the court found Ms. Anthony ran “from the shadows,” and to conceal her violations. The court also found that Ms. Anthony and her private equity partners declined to participate in the “rigorous process” established by our board of directors to consider all potential acquisition interest for HH&H. We are currently evaluating further legal recourse and remedies available to us in light of the court’s favorable rulings.

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
Item 1A.Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2021 Form 10-K, except that business risks specifically and solely associated with the home health and hospice business, not including the risks of the spin off transaction itself, are no longer applicable to us following the spin off our home health and hospice business, Enhabit, Inc., as an independent, publicly traded company on July 1, 2022. However, certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2022:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1, through April 30, 2022	1,047	$72.32	—	$198,053,924
May 1, through May 31, 2022	945	67.92	—	198,053,924
June 1, through June 30, 2022	450	56.05	—	198,053,924
Total	2,442	67.62	—
(1)Except as noted in the following sentence, the number of shares reported in this column represents the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In April, 1,047 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	August 4, 2022

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

2.1
Separation and Distribution Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.1 to Encompass Health’s Current Report on Form 8-K filed on July 7, 2022).

2.2
Transition Services Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.2 to Encompass Health’s Current Report on Form 8-K filed on July 7, 2022).

2.3
Tax Matters Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.3 to Encompass Health’s Current Report on Form 8-K filed on July 7, 2022).

2.4
Employee Matters Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.4 to Encompass Health’s Current Report on Form 8-K filed on July 7, 2022).

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

10.1
Second Amendment to Fifth Amended and Restated Credit Agreement, dated June 2, 2022, by and among Encompass Health Corporation, certain of its subsidiaries, Barclays Bank PLC, as administrative agent and collateral agent, and various other lenders (incorporated by reference to Exhibit 10.1 to Encompass Health’s Current Report on Form 8-K filed on June 7, 2022).

10.2
Credit Agreement, dated June 1, 2022, by and among Enhabit, Inc., Wells Fargo Bank, N.A., as administrative agent, collateral agent and swingline lender, and various other lenders (incorporated by reference to Exhibit 10.2 to Encompass Health’s Current Report on Form 8-K filed on June 7, 2022).

22	List of Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)