Form 10-Q
period 2022-09-30
Encompass Health Corp
filed 2022-11-02
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had 99,788,465 shares of common stock outstanding, net of treasury shares, as of October 24, 2022.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, labor cost trends, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, the factors described below could cause, and in the case of the COVID-19 pandemic has already caused, actual results to differ materially from those estimated by us.
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
•Governmental actions in response to a public health crisis, such as limitations on elective procedures, vaccine mandates, shelter-in-place orders, new workplace regulations, facility closures and quarantines, could reduce volumes, lead to staffing shortages, increase staffing costs, and otherwise impair our ability to operate and provide care and, in the case of the COVID-19 pandemic, already have done so.
•Our inability to maintain infectious disease prevention and control efforts that are required and effectively minimize the spread among patients and employees could decrease our patient volumes and revenues, lead to staffing shortages or otherwise interrupt operations, or lead to increased litigation risk.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Millions, Except Per Share Data)
Net operating revenues	$1,089.5	$1,010.8	$3,211.3	$2,972.4
Operating expenses:
Salaries and benefits	605.6	537.0	1,778.9	1,554.8
Other operating expenses	172.0	151.4	500.3	442.2
Occupancy costs	12.4	14.5	41.6	44.5
Supplies	51.1	46.7	148.2	136.0
General and administrative expenses	37.9	38.9	111.5	123.7
Depreciation and amortization	62.1	55.5	180.3	162.9
Total operating expenses	941.1	844.0	2,760.8	2,464.1
Loss on early extinguishment of debt	—	—	1.4	1.0
Interest expense and amortization of debt discounts and fees	38.2	39.9	138.2	124.3
Other expense (income)	3.6	(0.5)	13.6	(4.8)
Equity in net income of nonconsolidated affiliates	(0.7)	(0.9)	(2.6)	(2.5)
Income from continuing operations before income tax expense	107.3	128.3	299.9	390.3
Provision for income tax expense	21.8	26.2	68.2	79.4
Income from continuing operations	85.5	102.1	231.7	310.9
(Loss) income from discontinued operations, net of tax	(18.5)	24.6	16.7	90.6
Net and comprehensive income	67.0	126.7	248.4	401.5
Less: Net income attributable to noncontrolling interests included in continuing operations	(21.6)	(26.3)	(65.5)	(79.6)
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.4)	(1.3)	(1.3)
Less: Net and comprehensive income attributable to noncontrolling interests	(21.6)	(26.7)	(66.8)	(80.9)
Net and comprehensive income attributable to Encompass Health	$45.4	$100.0	$181.6	$320.6

Weighted average common shares outstanding:
Basic	99.2	99.0	99.2	99.0
Diluted	100.5	100.2	100.3	100.1
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.64	$0.76	$1.67	$2.32
Discontinued operations	(0.19)	0.24	0.15	0.90
Net income	$0.45	$1.00	$1.82	$3.22
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.63	$0.76	$1.66	$2.31
Discontinued operations	(0.18)	0.24	0.15	0.89
Net income	$0.45	$1.00	$1.81	$3.20

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$63.9	$75.8	$166.2	$231.3
(Loss) income from discontinued operations, net of tax	(18.5)	24.2	15.4	89.3
Net income attributable to Encompass Health	$45.4	$100.0	$181.6	$320.6

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$59.8	$49.4
Restricted cash	44.3	62.5
Accounts receivable	500.1	515.8
Other current assets	129.6	114.9
Current assets of discontinued operations	—	178.8
Total current assets	733.8	921.4
Property and equipment, net	2,807.4	2,581.2
Operating lease right-of-use assets	195.7	193.7
Goodwill	1,247.4	1,237.0
Intangible assets, net	284.9	158.4
Other long-term assets	206.6	230.0
Noncurrent assets of discontinued operations	0.1	1,543.2
Total assets(1)	$5,475.9	$6,864.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$26.2	$37.8
Current operating lease liabilities	22.7	23.5
Accounts payable	134.1	134.0
Accrued expenses and other current liabilities	421.6	421.1
Current liabilities of discontinued operations	0.1	132.4
Total current liabilities	604.7	748.8
Long-term debt, net of current portion	2,719.0	3,240.5
Long-term operating lease liabilities	183.3	179.6
Deferred income tax liabilities	46.7	23.3
Other long-term liabilities	174.0	172.7
Noncurrent liabilities of discontinued operations	0.4	100.8
	3,728.1	4,465.7
Commitments and contingencies
Redeemable noncontrolling interests	37.8	42.2
Shareholders’ equity:
Encompass Health shareholders’ equity	1,217.0	1,911.3
Noncontrolling interests	493.0	445.7
Total shareholders’ equity	1,710.0	2,357.0
Total liabilities(1) and shareholders’ equity	$5,475.9	$6,864.9
(1)Our consolidated assets as of September 30, 2022 and December 31, 2021 include total assets of variable interest entities of $207.7 million and $226.2 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of September 30, 2022 and December 31, 2021 include total liabilities of the variable interest entities of $35.4 million and $38.2 million, respectively. See Note 4, Variable Interest Entities.
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2022
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.8	$1.1	$2,310.8	$221.9	$(530.8)	$498.3	$2,501.3
Net income	—	—	—	45.4	—	20.0	65.4
Dividends declared ($0.15 per share)	—	—	(11.2)	(3.9)	—	—	(15.1)
Stock-based compensation	—	—	7.3	—	—	—	7.3
Distributions declared	—	—	—	—	—	(27.4)	(27.4)
Capital contributions from consolidated affiliates	—	—	—	—	—	30.4	30.4
Spin off of Enhabit, Inc.	—	—	(602.1)	(221.9)	—	(28.4)	(852.4)
Other	—	—	5.7	0.1	(5.4)	0.1	0.5
Balance at end of period	99.8	$1.1	$1,710.5	$41.6	$(536.2)	$493.0	$1,710.0

	Three Months Ended September 30, 2021
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated (Deficit) Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.5	$1.1	$2,300.6	$(21.7)	$(518.0)	$414.1	$2,176.1
Net income	—	—	—	100.0	—	24.5	124.5
Dividends declared ($0.28 per share)	—	—	(27.9)	—	—	—	(27.9)
Stock-based compensation	—	—	6.9	—	—	—	6.9
Distributions declared	—	—	—	—	—	(23.7)	(23.7)
Capital contributions from consolidated affiliates	—	—	—	—	—	5.8	5.8
Other	—	—	4.3	—	(2.6)	(2.4)	(0.7)
Balance at end of period	99.5	$1.1	$2,283.9	$78.3	$(520.6)	$418.3	$2,261.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Nine Months Ended September 30, 2022
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.5	$1.1	$2,289.6	$141.8	$(521.2)	$445.7	$2,357.0
Net income	—	—	—	181.6	—	61.8	243.4
Receipt of treasury stock	(0.1)	—	—	—	(7.7)	—	(7.7)
Dividends declared ($0.71 per share)	—	—	(11.2)	(60.0)	—	—	(71.2)
Stock-based compensation	—	—	23.6	—	—	—	23.6
Distributions declared	—	—	—	—	—	(72.8)	(72.8)
Capital contributions from consolidated affiliates	—	—	—	—	—	74.6	74.6
Spin off of Enhabit, Inc.	—	—	(602.1)	(221.9)	—	(28.4)	(852.4)
Other	0.4	—	10.6	0.1	(7.3)	12.1	15.5
Balance at end of period	99.8	$1.1	$1,710.5	$41.6	$(536.2)	$493.0	$1,710.0

	Nine Months Ended September 30, 2021
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated (Deficit) Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.4	$1.1	$2,326.6	$(242.3)	$(497.4)	$382.0	$1,970.0
Net income	—	—	—	320.6	—	73.6	394.2
Receipt of treasury stock	(0.2)	—	—	—	(16.4)	—	(16.4)
Dividends declared ($0.84 per share)	—	—	(83.8)	—	—	—	(83.8)
Stock-based compensation	—	—	21.7	—	—	—	21.7
Distributions declared	—	—	—	—	—	(69.1)	(69.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	47.6	47.6
Other	0.3	—	19.4	—	(6.8)	(15.8)	(3.2)
Balance at end of period	99.5	$1.1	$2,283.9	$78.3	$(520.6)	$418.3	$2,261.0
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In Millions)
Cash flows from operating activities:
Net income	$248.4	$401.5
Income from discontinued operations, net of tax	(16.7)	(90.6)
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	180.3	162.9
Loss on early extinguishment of debt	1.4	1.0
Equity in net income of nonconsolidated affiliates	(2.6)	(2.5)
Distributions from nonconsolidated affiliates	3.7	2.4
Stock-based compensation	21.1	19.6
Deferred tax (benefit) expense	(7.7)	1.6
Realized loss (gain) on sale of investments	16.5	(1.8)
Other, net	9.7	4.2
Change in assets and liabilities, net of acquisitions—
Accounts receivable	22.4	(10.9)
Other assets	5.0	(26.5)
Accounts payable	(0.3)	9.7
Accrued payroll	(9.3)	16.0
Accrued interest payable	(20.7)	(23.1)
Other liabilities	26.4	(5.0)
Net cash provided by operating activities of discontinued operations	56.0	133.5
Total adjustments	301.9	281.1
Net cash provided by operating activities	533.6	592.0
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(1.1)
Purchases of property and equipment	(374.9)	(332.3)
Additions to capitalized software costs	(7.5)	(11.9)
Purchase of restricted investments	(25.1)	(8.3)
Proceeds from disposal of assets	5.9	17.6
Other, net	(15.4)	(10.0)
Net cash used in investing activities of discontinued operations	(3.6)	(99.6)
Net cash used in investing activities	(420.6)	(445.6)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(345.3)	(210.9)
Borrowings on revolving credit facility	180.0	145.0
Payments on revolving credit facility	(340.0)	(55.0)
Principal payments under finance lease obligations	(14.3)	(13.0)
Debt amendment costs	(21.6)	—
Taxes paid on behalf of employees for shares withheld	(7.2)	(14.6)
Contributions from noncontrolling interests of consolidated affiliates	55.1	36.1
Dividends paid on common stock	(84.1)	(84.5)
Distributions paid to noncontrolling interests of consolidated affiliates	(68.2)	(76.2)
Other, net	0.3	(0.1)
Net cash provided by (used in) financing activities of discontinued operations	516.1	(9.2)
Net cash used in financing activities	(129.2)	(282.4)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In Millions)
Decrease in cash, cash equivalents, and restricted cash	(16.2)	(136.0)
Cash, cash equivalents, and restricted cash at beginning of period	120.3	310.9
Cash, cash equivalents, and restricted cash at end of period	$104.1	$174.9

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$49.4	$185.6
Restricted cash at beginning of period	62.5	63.9
Restricted cash included in other long-term assets at beginning of period	0.4	21.5
Cash, cash equivalents, and restricted cash in discontinued operations at beginning of period	8.0	39.9
Cash, cash equivalents, and restricted cash at beginning of period	$120.3	$310.9

Cash and cash equivalents at end of period	$59.8	$65.7
Restricted cash at end of period	44.3	73.6
Restricted cash included in other long-term assets at end of period	—	4.2
Cash, cash equivalents, and restricted cash in discontinued operations at end of period	—	31.4
Cash, cash equivalents, and restricted cash at end of period	$104.1	$174.9

Supplemental schedule of noncash operating, investing and financing activities:
Property and equipment additions through finance leases	$—	$42.2
Accrued purchases of property and equipment	(1.2)	25.5
Operating lease additions and adjustments	23.1	17.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation (the “Company” or “Encompass Health”), incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. Our national network of inpatient rehabilitation hospitals stretches across 36 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of September 30, 2022, we operate 153 inpatient rehabilitation hospitals. We are the sole owner of 96 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 57 jointly owned hospitals. In addition, we manage two inpatient rehabilitation units through management contracts.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medicare	$711.2	$649.3	$2,091.7	$1,914.3
Medicare Advantage	163.6	152.2	480.3	464.1
Managed care	126.1	123.1	381.0	350.3
Medicaid	47.7	41.9	137.0	122.7
Other third-party payors	9.5	10.6	29.0	33.7
Workers’ compensation	6.9	5.7	18.9	16.7
Patients	3.5	4.9	12.8	14.2
Other income	21.0	23.1	60.6	56.4
Total	$1,089.5	$1,010.8	$3,211.3	$2,972.4
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
2.Separation of Home Health and Hospice Business
On July 1, 2022, we completed the previously announced separation of our home health and hospice business through the distribution (the “Distribution”) of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit, Inc. (“Enhabit”) to the stockholders of record of Encompass Health as of the close of business on June 24, 2022 (the “Record

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Date”). The Distribution was effective at 12:01 a.m., Eastern Time, on July 1, 2022. The Distribution was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass Health common stock held of record as of the Record Date. No fractional shares were distributed. A cash payment was made in lieu of any fractional shares. As a result of the Distribution, Enhabit is now an independent public company and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”).
In accordance with applicable accounting guidance, the historical results of Enhabit have been presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. Our presentation of discontinued operations excludes any allocation of general corporate and overhead costs as well as interest expense. Prior to July 1, 2022, we operated under two reporting segments. We now operate under a single reporting segment. In anticipation of the Separation, Enhabit transferred the “Encompass” trade name (net book value of $104.2 million) to us during the second quarter of 2022.
In connection with the Distribution, on June 30, 2022, we entered into several agreements with Enhabit that govern the relationship of the parties following the Distribution, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement.
We will provide transition services to Enhabit predominately consisting of certain finance, information technology, human resources, employee benefits and other administrative services for a period of up to two years after the Distribution. For the three and nine months ended September 30, 2022, income related to these transition services of $1.1 million were reflected as reductions to General and administrative expenses in our condensed consolidated statements of comprehensive income.
The following table presents the results of operations of Enhabit as discontinued operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (1)	2021	2022 (1)	2021
Net operating revenue	$—	$273.9	$542.3	$830.5
Operating expenses:
Salaries and benefits	—	193.0	376.4	570.7
Other operating expenses	—	22.2	47.6	66.9
Occupancy costs	—	5.4	11.0	15.7
Supplies	—	6.4	11.7	19.0
General and administrative expenses	19.8	5.0	54.8	13.0
Depreciation and amortization	—	9.4	16.7	27.9
Total operating expenses	19.8	241.4	518.2	713.2
Interest expense and amortization of debt discounts and fees	—	0.1	0.1	0.2
Other income	—	—	—	(1.6)
Equity in net income of nonconsolidated affiliates	—	(0.1)	—	(0.5)
(Loss) income from discontinued operations before income taxes	(19.8)	32.5	24.0	119.2
Provision for income tax (benefit) expense	(1.3)	7.9	7.3	28.6
(Loss) income from discontinued operations, net of tax	(18.5)	24.6	16.7	90.6
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.4)	(1.3)	(1.3)
Net income attributable to Encompass Health included in discontinued operations	$(18.5)	$24.2	$15.4	$89.3
(1) Reflects amounts through the July 1, 2022 Distribution date.
Transaction costs of $19.8 million and $52.3 million incurred during the three and nine months ended September 30, 2022, respectively, and $4.6 million and $9.6 million incurred during the three and nine months ended September 30, 2021, respectively, are included in general and administrative expenses in the table above and in (Loss) income from discontinued

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
operations, net of tax, in the condensed consolidated statements of comprehensive income. These charges primarily relate to third-party advisory, consulting, legal and professional services, that are associated with the Separation.
The following table presents the carrying amounts of the assets and liabilities of the discontinued operations of Enhabit (in millions):

December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$5.4
Restricted cash	2.6
Accounts receivable	164.5
Other current assets	6.3
Total current assets of discontinued operations	178.8
Property and equipment, net	20.4
Operating lease right-of-use assets	48.4
Goodwill	1,190.9
Intangible assets, net	259.1
Other long-term assets	24.4
Total noncurrent assets of discontinued operations	1,543.2
Total assets of discontinued operations	$1,722.0
Liabilities
Current liabilities:
Current portion of long-term debt	$5.0
Current operating lease liabilities	14.9
Accounts payable	3.5
Accrued expenses and other current liabilities	109.0
Total current liabilities of discontinued operations	132.4
Long-term debt, net of current portion	3.5
Long-term operating lease liabilities	33.5
Deferred income tax liabilities	63.4
Other long-term liabilities	0.4
Total noncurrent liabilities of discontinued operations	100.8
Total liabilities of discontinued operations	$233.2
See also Note 5, Long-term Debt.
3.Business Combinations
During the nine months ended September 30, 2022, we completed the following acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.
•In August 2022, we acquired 60% of the operations of a 23-bed inpatient rehabilitation unit in Grand Forks, North Dakota when Altru Health System contributed those operations to our existing joint venture.
•In August 2022, we acquired 50% of the operations of a 22-bed inpatient rehabilitation unit in Moline, Illinois when Trinity Medical Center contributed those operations to our existing joint venture.
We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired hospitals from the respective dates of acquisition. Assets acquired were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on an income approach using discounted cash flow techniques for the

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
noncompete intangible assets. The aforementioned income method utilize management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital. The excess of the fair value of the consideration conveyed over the fair value of the assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired hospitals’ historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets. None of the goodwill recorded as a result from these transactions is deductible for federal income tax purposes.
The fair value of the assets acquired at the acquisition dates were as follows (in millions):

Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	$0.3
Goodwill	10.4
Total assets acquired	$10.7
Information regarding the net cash paid for the acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value of assets acquired	$0.3	$0.6	$0.3	$1.4
Goodwill	10.4	5.3	10.4	8.8
Fair value of noncontrolling interest owned by joint venture partner	(10.7)	(5.9)	(10.7)	(9.1)
Net cash paid for acquisitions	$—	$—	$—	$1.1
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from the dates of acquisitions included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the dates of the acquisitions been January 1, 2021 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to September 30, 2022	$—	$—
Combined entity: Supplemental pro forma from 07/01/22-9/30/22	1,090.4	45.4
Combined entity: Supplemental pro forma from 07/01/21-9/30/21	1,012.8	100.1
Combined entity: Supplemental pro forma from 01/01/22-9/30/22	3,216.1	181.8
Combined entity: Supplemental pro forma from 01/01/21-9/30/21	2,978.3	320.9
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2021 reporting period. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2021 Form 10‑K for information regarding acquisitions completed in 2021.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
4.Variable Interest Entities
As of September 30, 2022 and December 31, 2021, we consolidated eight and ten, respectively, limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of September 30, 2022. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$0.2	$—
Accounts receivable	31.0	33.6
Other current assets	7.1	5.9
Current assets of discontinued operations	—	4.5
Total current assets	38.3	44.0
Property and equipment, net	118.6	116.3
Operating lease right-of-use assets	2.1	3.2
Goodwill	15.9	15.9
Intangible assets, net	1.7	2.0
Other long-term assets	31.1	31.1
Long-term assets of discontinued operations	—	13.7
Total assets	$207.7	$226.2
Liabilities
Current liabilities:
Current portion of long-term debt	$1.0	$1.0
Current operating lease liabilities	0.8	1.5
Accounts payable	5.5	5.9
Accrued expenses and other current liabilities	18.9	19.0
Current liabilities of discontinued operations	—	0.4
Total current liabilities	26.2	27.8
Long-term debt, net of current portion	7.8	8.6
Long-term operating lease liabilities	1.4	1.8
Total liabilities	$35.4	$38.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
5.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	September 30, 2022	December 31, 2021
Credit Agreement—
Advances under revolving credit facility	$40.0	$200.0
Term loan facilities	—	238.5
Bonds payable—
5.125% Senior Notes due 2023	—	99.6
5.75% Senior Notes due 2025	347.6	347.0
4.50% Senior Notes due 2028	781.0	786.8
4.75% Senior Notes due 2030	778.4	784.7
4.625% Senior Notes due 2031	390.4	393.7
Other notes payable	41.7	47.7
Finance lease obligations	366.1	380.3
	2,745.2	3,278.3
Less: Current portion	(26.2)	(37.8)
Long-term debt, net of current portion	$2,719.0	$3,240.5
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
October 1 through December 31, 2022	$5.1	$5.1
2023	27.1	27.1
2024	80.7	80.7
2025	384.1	381.6
2026	29.9	29.9
2027	44.2	44.2
Thereafter	2,226.8	2,176.6
Total	$2,797.9	$2,745.2
On December 9, 2021, we announced the commencement of a consent solicitation of holders of our 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028 (the “2028 Notes”), 4.75% Senior Notes due 2030 (the “2030 Notes”), and 4.625% Senior Notes due 2031 (the “2031 Notes” and collectively the “Senior Notes”) for the adoption of certain amendments to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Senior Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”), which provided us with greater flexibility in effecting the spin off discussed in Note 2, Separation of Home Health and Hospice Business. Each Indenture contains restrictive covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permit us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We may make any such distribution so long as the Leverage Ratio (as defined in each Indenture) is no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduce the capacity under our restricted payments builder basket under each existing Indenture for the 2028 Notes, 2030 Notes, and 2031 Notes by $200 million and amends the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Senior Notes. In December 2021 and January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Senior Notes a total of $40.5 million, excluding fees. We paid $20.0 million and $20.5 million in January and June 2022, respectively.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
On June 30, 2022, Enhabit distributed $566.6 million to Encompass Health who used it to fully repay both the $250 million outstanding balance of the Encompass Health revolving credit facility and approximately $236 million of the Encompass Health term loan. As a result of this repayment, we recorded a $1.1 million Loss on early extinguishment of debt during the three months ended June 30, 2022.
In October 2022, Encompass Health entered into the Sixth Amended and Restated Credit Agreement primarily to extend the maturity date to October 7, 2027.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
6.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$42.2	$31.6
Net income attributable to noncontrolling interests	5.0	7.3
Distributions declared	(4.3)	(7.0)
Purchase of redeemable noncontrolling interests	—	0.6
Spin off of Enhabit, Inc.	(5.1)	—
Balance at end of period	$37.8	$32.5
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to nonredeemable noncontrolling interests	$20.0	$24.5	$61.8	$73.6
Net income attributable to redeemable noncontrolling interests	1.6	2.2	5.0	7.3
Net income attributable to noncontrolling interests	$21.6	$26.7	$66.8	$80.9
See also Note 7, Fair Value Measurements.
7.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of September 30, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities (2)	$98.5	$3.5	$95.0	$—	M
Redeemable noncontrolling interests	37.8	—	—	37.8	I
As of December 31, 2021
Equity securities (2)	$82.2	$4.1	$78.1	$—	M
Redeemable noncontrolling interests	42.2	—	—	42.2	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
(2) As of September 30, 2022, $28.5 million are included in Other current assets and $70.0 million are included in Other long-term assets in the condensed consolidated balance sheet. As of December 31, 2021, $82.2 million are included in Other long-term assets in the condensed consolidated balance sheet.
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three and nine months ended September 30, 2022 and 2021, we did not record any material gains or losses related to these assets.

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

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$40.0	$40.0	$200.0	$200.0
Term loan facilities	—	—	238.5	239.6
5.125% Senior Notes due 2023	—	—	99.6	100.2
5.75% Senior Notes due 2025	347.6	347.4	347.0	357.9
4.50% Senior Notes due 2028	781.0	690.6	786.8	823.0
4.75% Senior Notes due 2030	778.4	667.5	784.7	824.0
4.625% Senior Notes due 2031	390.4	317.4	393.7	407.0
Other notes payable	41.7	41.7	47.7	47.7
Financial commitments:
Letters of credit	—	32.7	—	38.2
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2021 Form 10‑K.
8.Share-Based Payments
During the nine months ended September 30, 2022, we issued a total of 0.9 million restricted stock awards to members of our management team and our board of directors. Of the restricted stock awards issued to members of our management team, 0.2 million contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two year performance measurement period. Additionally, we granted 0.2 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2021 Form 10‑K.
9.Income Taxes
Our Provision for income tax expense of $21.8 million for the three months ended September 30, 2022 primarily resulted from the application of our estimated effective blended federal and state income tax rate as well as state rate and apportionment changes offset by the release of a portion of an uncertain tax position related to the separation of our home health and hospice business.
Our Provision for income tax expense of $68.2 million for the nine months ended September 30, 2022 primarily resulted from the application of our estimated effective blended federal and state income tax rate as well as the establishment of an uncertain tax position related to the separation of our home health and hospice business.
Our Provision for income tax expense of $26.2 million for the three months ended September 30, 2021 primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $79.4 million for the nine months ended September 30, 2021 primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by tax benefits resulting from share-based compensation windfalls.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
10.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic:
Numerator:
Income from continuing operations	$85.5	$102.1	$231.7	$310.9
Less: Net income attributable to noncontrolling interests included in continuing operations	(21.6)	(26.3)	(65.5)	(79.6)
Less: Income from continuing operations allocated to participating securities	(0.3)	(0.3)	(0.6)	(0.9)
Income from continuing operations attributable to Encompass Health common shareholders	63.6	75.5	165.6	230.4
(Loss) income from discontinued operations, net of tax	(18.5)	24.6	16.7	90.6
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.4)	(1.3)	(1.3)
Less: Income from discontinued operations allocated to participating securities	—	(0.1)	(0.1)	(0.5)
(Loss) income from discontinued operations attributable to Encompass Health common shareholders	(18.5)	24.1	15.3	88.8
Net income attributable to Encompass Health common shareholders	$45.1	$99.6	$180.9	$319.2
Denominator:
Basic weighted average common shares outstanding	99.2	99.0	99.2	99.0
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.64	$0.76	$1.67	$2.32
Discontinued operations	(0.19)	0.24	0.15	0.90
Net income	$0.45	$1.00	$1.82	$3.22

Diluted:
Numerator:
Income from continuing operations	$85.5	$102.1	$231.7	$310.9
Less: Net income attributable to noncontrolling interests included in continuing operations	(21.6)	(26.3)	(65.5)	(79.6)
Income from continuing operations attributable to Encompass Health common shareholders	63.9	75.8	166.2	231.3
(Loss) income from discontinued operations, net of tax	(18.5)	24.6	16.7	90.6
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.4)	(1.3)	(1.3)
(Loss) income from discontinued operations attributable to Encompass Health common shareholders	(18.5)	24.2	15.4	89.3
Net income attributable to Encompass Health common shareholders	$45.4	$100.0	$181.6	$320.6
Denominator:
Diluted weighted average common shares outstanding	100.5	100.2	100.3	100.1
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.63	$0.76	$1.66	$2.31
Discontinued operations	(0.18)	0.24	0.15	0.89
Net income	$0.45	$1.00	$1.81	$3.20

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	99.2	99.0	99.2	99.0
Restricted stock awards, dilutive stock options, and restricted stock units	1.3	1.2	1.1	1.1
Diluted weighted average common shares outstanding	100.5	100.2	100.3	100.1
See Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2021 Form 10‑K for additional information related to our common stock.
11.Contingencies and Other Commitments
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
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statement Regarding Forward-Looking Statements” on page ii of this report, which is incorporated herein by reference for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2021 Form 10‑K.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on predominantly an inpatient basis. We operate hospitals in 36 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of September 30, 2022, we operate 153 inpatient rehabilitation hospitals and manage two inpatient rehabilitation units through management contracts.For additional information about our business, see Item 1, Business, of the 2021 Form 10‑K.
The onset of the COVID-19 Pandemic (the “pandemic”) in the United States resulted in significant changes to our operating environment. For discussion of the financial and operational impacts we have experienced as a result of the pandemic, see Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations” and “Segment Results of Operations” of the 2021 Form 10-K. For discussion of the financial and operational impacts we are experiencing in 2022 as a result of the pandemic, see “Key Challenges” below and the “Results of Operations” section of this Item.
Separation of Home Health and Hospice Business
On July 1, 2022, we completed the previously announced separation of our home health and hospice business through the distribution (the “Distribution”) of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit, Inc. (“Enhabit”) to the stockholders of record of Encompass Health as of the close of business on June 24, 2022 (the “Record Date”). The Distribution was effective at 12:01 a.m., Eastern Time, on July 1, 2022. The Distribution was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass Health common stock held of record as of the Record Date. No fractional shares were distributed. A cash payment was made in lieu of any fractional shares. As a result of the Distribution, Enhabit is now an independent public company and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”).
In accordance with applicable accounting guidance, the historical results of Enhabit have been presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. Our presentation of discontinued operations excludes any allocation of general corporate and overhead costs as well as interest expense. Prior to July 1, 2022, we operated under two reporting segments. We now operate under a single reporting segment. For additional information see Note 2, Separation of Home Health and Hospice Business, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
In connection with the Distribution, on June 30, 2022, we entered into several agreements with Enhabit that govern the relationship of the parties following the Distribution, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement. See also Note 2, Separation of Home Health and

Hospice Business, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
2022 Overview
During the three and nine months ended September 30, 2022, Net operating revenues increased 7.8% and 8.0% over the same periods of 2021 due primarily to volume growth. See “Results of Operations” section of this Item for additional volume and pricing information.
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
•began operating our new 40-bed inpatient rehabilitation hospital in Grand Forks, North Dakota with our joint venture partner Altru in August 2022;
•began operating our new 40-bed inpatient rehabilitation hospital in Moline, Illinois with our joint venture partner UnityPoint Health – Trinity in August 2022;
•began operating our new 50-bed inpatient rehabilitation hospital in Naples, Florida in September 2022;
•continued our capacity expansions by adding 87 new beds to existing hospitals; and

•announced or continued the development of the following hospitals:

	Number of New Beds
Expected Opening	2023	2024(2)	2025(2)
Eau Claire, Wisconsin(1)	36	—	—
Owasso, Oklahoma(1)	40	—	—
Clermont, Florida	50	—	—
Knoxville, Tennessee(1)	73	—	—
Bowie, Maryland	60	—	—
Prosper, Texas	40	—	—
Columbus, Georgia(1)	40	—	—
Fitchburg, Wisconsin	56	—	—
Kissimmee, Florida	—	50	—
Fort Mill, South Carolina	—	39	—
Atlanta, Georgia(1)	—	40	—
Louisville, Kentucky(1)	—	40	—
Houston, Texas	—	60	—
Lake Worth, Florida	—	50	—
Fort Myers, Florida(1)	—	—	60
Palm Beach Gardens, Florida	—	—	50
Amarillo, Texas	—	—	40
Strongsville, Ohio	—	—	40
Norristown, Pennsylvania	—	—	50
Wildwood, Florida	—	—	50
Athens, Georgia(1)	—	—	40
St. Petersburg, Florida	—	—	50
(1) Expected joint venture
(2) Opening dates are tentative
We also continued our shareholder distributions. In October 2021, February 2022, and May 2022, our board of directors declared cash dividends of $0.28 per share that were paid in January 2022, April 2022, and July 2022, respectively. In July 2022, our board of directors declared a cash dividend of $0.15 per share that was paid on October 17, 2022. On October 19, 2022, our board of directors declared a cash dividend of $0.15 per share, payable on January 17, 2023 to stockholders of record on January 3, 2023. For additional information see the “Liquidity and Capital Resources” section of this Item.
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

Although the healthcare industry is currently engaged in addressing the healthcare crisis caused by the pandemic, the industry also faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our short-term goal is to serve our communities and provide the best care possible during the pandemic. Our long-term goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2025. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate and significant availability under our revolving credit facility. For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise. See also Item 1, Business, “Competitive Strengths” and “Strategy and 2022 Strategic Priorities” of the 2021 Form 10‑K.
Key Challenges
Healthcare is a highly regulated industry facing many well-publicized regulatory and reimbursement challenges. Medicare reimbursement for inpatient rehabilitation facilities (“IRFs”) has recently undergone significant changes. The future of many aspects of healthcare regulation remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities—change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities—to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For a detailed discussion of the challenges we face, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges” of the 2021 Form 10‑K.
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
•Changes to Our Operating Environment Resulting from the pandemic. Since the beginning of the pandemic, healthcare providers have experienced staffing and supply shortages and associated cost increases. In response to the public health emergency associated with the pandemic, Congress and the Centers for Medicare & Medicaid Services (“CMS”) adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which suspended sequestration, an automatic 2% reduction of Medicare program payments for all healthcare providers, for the period of May 1 through December 31, 2020. The sequestration suspension was extended a number of times. Sequestration resumed as of April 1, 2022, but was only a 1% payment reduction through June 30, 2022. On July 1, 2022, the full 2% Medicare payment reduction resumed. During the nine months ended September 30, 2022, the sequestration suspension provided additional revenues of approximately $24 million. The CARES Act and CMS regulatory actions include a number of other provisions affecting our reimbursement and operations in both segments. These provisions are discussed in Item 1, Business, “Sources of Revenue,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations” of the 2021 Form 10-K.

•Changes to Our Operating Environment Resulting from Federal Regulatory and Legislative Actions. On July 27, 2022, CMS released its notice of final rulemaking for fiscal year 2023 for IRFs (the “2023 Final IRF Rule”) under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). The 2023 Final IRF Rule will implement a net 3.9% market basket increase (market basket update of 4.2% reduced by a productivity adjustment of 0.3%) effective for discharges between October 1, 2022 and September 30, 2023. The 2023 Final IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index, updates to outlier payments and updates to the case-mix group relative weights and average lengths of stay values. Based on our analysis that utilizes, among other things, the acuity of our patients annualized over a twelve-month period ended June 30, 2022, our experience with outlier payments over this same time frame, and other factors, we believe the 2023 Final IRF Rule will result in a net increase to our Medicare payment rates of approximately 4.0% effective October 1, 2022.
The proposed rulemaking for fiscal year 2023 for the IRF-PPS included a request for comment on a potential change that could be included in future rulemaking. Based on a recent United States Department of Health and Human Services Office of Inspector General (“HHS-OIG”) report, CMS is considering whether to modify the IRF “transfer” payment policy to reduce reimbursement for early discharges to home health, similar to how early discharges to acute care hospitals, skilled nursing facilities, long-term acute care hospitals, or another IRF, are currently treated under the IRF-PPS. HHS-OIG estimated that its recommended change to the policy could reduce total IRF industry reimbursements by approximately 6% based on 2017 and 2018 data. In the 2023 Final IRF Rule, CMS acknowledged industry comments on the policy and noted those comments would be taken under advisement for future rulemaking.
On December 14, 2020, CMS announced the proposal of a five-year review choice demonstration (“RCD”) for inpatient rehabilitation services. CMS plans to implement the demonstration in Alabama, and then expand to Pennsylvania, Texas, and California. The timing of this demonstration is not known. We operate 46 hospitals (representing approximately 33% of our IRF Medicare claims) in those four states. After the initial four states, CMS intends to expand the demonstration to include additional IRFs based on the Medicare Administrative Contractor to which those IRFs submit claims. Under the demonstration, participating IRFs would have an initial choice between pre-claim or post-payment review of 100% of claims submitted to demonstrate compliance with applicable Medicare coverage and clinical documentation requirements. Under the pre-claim review choice, services could begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted and reviewed before the final claim is submitted for payment. Under the post-payment review choice, IRFs would provide services, submit all claims for payment following their normal processes, and then submit required documentation for medical review. If after six months of being in the demonstration, 90% or more of its claims are found to be valid, the IRF may then opt out of the RCD review, except for spot reviews of samples consisting of 5% of total claims. The IRF RCD would not create new documentation requirements. A number of key details on this proposal have yet to be released, and it is not clear how or when this demonstration will be implemented.
•Maintaining Strong Volume Growth. As described in our 2021 Form 10‑K, we believe a number of conditions related to the pandemic negatively impacted volumes in 2021. While we continue to see our volumes recover, as discussed in the “Results of Operations” section of this Item, a current or future resurgence of COVID-19 infections could cause disruptions to our volume growth.
•Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, of the 2021 Form 10‑K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs and constrain our ability to take new patients. Additionally, our operations have been affected and may in the future be affected by staffing shortages where employees must self-quarantine due to exposure to COVID-19, where employees are unavailable due to a lack of childcare or care for elderly family, or due to competition within the local market. These factors have resulted in increased labor costs, including significant sign-on and shift bonuses, and increased use of contract labor as discussed in the “Results of Operations” section of this Item.
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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medicare	65.3%	64.2%	65.0%	64.4%
Medicare Advantage	15.0%	15.1%	15.0%	15.6%
Managed care	11.6%	12.2%	11.9%	11.8%
Medicaid	4.4%	4.1%	4.3%	4.1%
Other third-party payors	0.9%	1.0%	0.9%	1.1%
Workers’ compensation	0.6%	0.6%	0.6%	0.6%
Patients	0.3%	0.5%	0.4%	0.5%
Other income	1.9%	2.3%	1.9%	1.9%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2021 Form 10‑K.

Our Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net operating revenues	$1,089.5	$1,010.8	7.8%	$3,211.3	$2,972.4	8.0%
Operating expenses:
Salaries and benefits	605.6	537.0	12.8%	1,778.9	1,554.8	14.4%
Other operating expenses	172.0	151.4	13.6%	500.3	442.2	13.1%
Occupancy costs	12.4	14.5	(14.5)%	41.6	44.5	(6.5)%
Supplies	51.1	46.7	9.4%	148.2	136.0	9.0%
General and administrative expenses	37.9	38.9	(2.6)%	111.5	123.7	(9.9)%
Depreciation and amortization	62.1	55.5	11.9%	180.3	162.9	10.7%
Total operating expenses	941.1	844.0	11.5%	2,760.8	2,464.1	12.0%
Loss on early extinguishment of debt	—	—	—%	1.4	1.0	40.0%
Interest expense and amortization of debt discounts and fees	38.2	39.9	(4.3)%	138.2	124.3	11.2%
Other expense (income)	3.6	(0.5)	(820.0)%	13.6	(4.8)	(383.3)%
Equity in net income of nonconsolidated affiliates	(0.7)	(0.9)	(22.2)%	(2.6)	(2.5)	4.0%
Income from continuing operations before income tax expense	107.3	128.3	(16.4)%	299.9	390.3	(23.2)%
Provision for income tax expense	21.8	26.2	(16.8)%	68.2	79.4	(14.1)%
Income from continuing operations	85.5	102.1	(16.3)%	231.7	310.9	(25.5)%
(Loss) income from discontinued operations, net of tax	(18.5)	24.6	(175.2)%	16.7	90.6	(81.6)%
Net income	67.0	126.7	(47.1)%	248.4	401.5	(38.1)%
Less: Net income attributable to noncontrolling interests included in continuing operations	(21.6)	(26.3)	(17.9)%	(65.5)	(79.6)	(17.7)%
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.4)	(100.0)%	(1.3)	(1.3)	—%
Less: Net and comprehensive income attributable to noncontrolling interests	(21.6)	(26.7)	(19.1)%	(66.8)	(80.9)	(17.4)%
Net income attributable to Encompass Health	$45.4	$100.0	(54.6)%	$181.6	$320.6	(43.4)%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Salaries and benefits	55.6%	53.1%	55.4%	52.3%
Other operating expenses	15.8%	15.0%	15.6%	14.9%
Occupancy costs	1.1%	1.4%	1.3%	1.5%
Supplies	4.7%	4.6%	4.6%	4.6%
General and administrative expenses	3.5%	3.8%	3.5%	4.2%
Depreciation and amortization	5.7%	5.5%	5.6%	5.5%
Total operating expenses	86.4%	83.5%	86.0%	82.9%
Additional information regarding our operating results is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$1,064.6	$983.7	8.2%	$3,138.6	$2,902.9	8.1%
Outpatient and other	24.9	27.1	(8.1)%	72.7	69.5	4.6%
Net operating revenues	$1,089.5	$1,010.8	7.8%	$3,211.3	$2,972.4	8.0%
	(Actual Amounts)
Discharges	53,743	49,983	7.5%	156,416	146,662	6.7%
Net patient revenue per discharge	$19,809	$19,681	0.7%	$20,066	$19,793	1.4%
Outpatient visits	34,348	38,904	(11.7)%	105,506	123,118	(14.3)%
Average length of stay (days)	12.7	12.8	(0.8)%	12.8	12.8	—%
Occupancy %	71.4%	70.6%	1.1%	70.6%	70.0%	0.9%
# of licensed beds	10,356	9,846	5.2%	10,356	9,846	5.2%
Full-time equivalents*	24,580	23,054	6.6%	23,847	22,657	5.3%
Employees per occupied bed	3.39	3.37	0.6%	3.34	3.33	0.3%
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
Net Operating Revenues
Inpatient revenue increased during the three months ended September 30, 2022 compared to the same period of 2021 primarily due to increased volumes. Discharge growth included a 4.1% increase in same-store discharges. Discharge growth from new stores during the three months ended September 30, 2022 compared to the same period of 2021 resulted from our joint ventures in Henry County, Georgia (October 2021), Shiloh, Illinois (February 2022), Cape Coral, Florida (June 2022), Moline, Illinois (August 2022), and Grand Forks, North Dakota (August 2022), as well as wholly owned hospitals in Waco, Texas (August 2021), Shreveport, Louisiana (August 2021), Greenville, South Carolina (August 2021), Pensacola, Florida (September 2021), St. Augustine, Florida (March 2022), Libertyville, Illinois (March 2022), Lakeland, Florida (May 2022), and Jacksonville, Florida (June 2022). Growth in net patient revenue per discharge during the three months ended September 30, 2022 compared to the same period of 2021 primarily resulted from an increase in reimbursement rates offset by the resumption of sequestration on April 1, 2022.
Growth in revenues, discharges, and net patient revenue per discharge for the nine months ended September 30, 2022 were impacted primarily by the same factors as discussed above for the third quarter of 2022. Discharge growth included a 2.9% increase in same-store discharges. Discharge growth from new stores during the nine months ended September 30, 2022 compared to the same period of 2021 also resulted from our joint venture in San Angelo, Texas (March 2021) as well as wholly owned hospitals in North Tampa, Florida (April 2021) and Cumming, Georgia (June 2021).
Salaries and Benefits
Salaries and benefits increased during the three and nine months ended September 30, 2022 compared to the same periods of 2021 and as a percent of Net operating revenues primarily due to increases in contract labor and clinician compensation, including sign-on and shift bonuses, to meet higher patient volumes and paid time off usage ($49.0 million and $168.9 million during the three and nine months ended September 30, 2022, respectively, compared to approximately $33.3 million and $82.9 million in the same periods of 2021, respectively), and the ramp up of new stores.

Other Operating Expenses
Other operating expenses increased in terms of dollars and as a percent of revenue during the three and nine months ended September 30, 2022 compared to the same periods of 2021 primarily due to increased provider taxes and higher costs associated with travel, recruiting, and utilities.
General and Administrative Expenses
General and administrative expenses decreased in terms of dollars and as a percent of revenue during the three and nine months ended September 30, 2022 compared to the same periods of 2021 primarily due to the mark-to-market adjustments on non-qualified 401k plan, approximately $1 million of transition services revenue, and lower incentive compensation. For additional information of the transition services agreement with Enhabit, see Note 2, Separation of Home Health and Hospice Business, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Depreciation and Amortization
Depreciation and amortization increased during the three and nine months ended September 30, 2022 compared to the same periods of 2021 due to our capital investments. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the nine months ended September 30, 2022 compared to the same period of 2021 primarily resulted from the $20.5 million consent solicitation fee paid in June 2022 partially offset by the March 2022 redemption of the remaining $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “2023 Notes”). For additional information, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations decreased during the three and nine months ended September 30, 2022 compared to the same periods of 2021 primarily due to the increase in Salaries and benefits as discussed above.

Provision for Income Tax Expense
Our Provision for income tax expense decreased during the three months ended September 30, 2022 compared to the same period of 2021 primarily due to lower Income from continuing operations before income tax expense and the release of a portion of an uncertain tax position related to the separation of our home health and hospice business, partially offset by state rate and apportionment changes.
Our Provision for income tax expense decreased during the nine months ended September 30, 2022 compared to the same period of 2021 primarily due to lower Income from continuing operations before income tax expense, partially offset by the establishment of an uncertain tax position related to the separation of our home health and hospice business.
We currently estimate our cash payments for income taxes to be approximately $50 million to $60 million, net of refunds, for 2022. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2022.
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
Net Income Attributable to Noncontrolling Interests
The decrease in Net income attributable to noncontrolling interests during the three and nine months ended September 30, 2022 compared to the same periods of 2021 resulted from the ramp up of new joint venture de novo locations and decreased profitability from certain existing joint venture hospitals.
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
In June 2022, we amended our credit agreement primarily in preparation for the separation of the home health and hospice business. The modifications are described in Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. On June 30, 2022, Enhabit distributed $566.6 million to Encompass Health who used it to fully repay both the $250 million outstanding balance of the Encompass Health revolving credit facility and approximately $236 million of the Encompass Health term loan. As a result of this repayment, we recorded a $1.1 million Loss on early extinguishment of debt during the three months ended June 30, 2022. In October 2022, Encompass Health entered into the Sixth Amended and Restated Credit Agreement primarily to extend the maturity date to October 7, 2027.

We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2025. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and we have significant availability under our revolving credit facility. We continue to generate strong cash flows from operations and we have significant flexibility with how we choose to invest our cash and return capital to shareholders.
For additional information, see Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2021 Form 10‑K.
Current Liquidity
As of September 30, 2022, we had $59.8 million in Cash and cash equivalents. This amount excludes $44.3 million in Restricted cash and $98.5 million of restricted marketable securities ($28.5 million included in Other current assets and $70.0 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2021 Form 10‑K.
In addition to Cash and cash equivalents, as of September 30, 2022, we had approximately $927 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of September 30, 2022, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended September 30, 2022, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
On December 9, 2021, we announced the commencement of a consent solicitation of holders of our 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028 (the “2028 Notes”), 4.75% Senior Notes due 2030 (the “2030 Notes”), and 4.625% Senior Notes due 2031 (the “2031 Notes” and collectively the “Notes”) for the adoption of certain amendments to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”), which provided us with greater flexibility in effecting the spin off discussed in the “Executive Overview” section of this Item. Each Indenture contains restrictive covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permit us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We may make any such distribution so long as the Leverage Ratio (as defined in each Indenture) is no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduce the capacity under our restricted payments builder basket under each existing Indenture for the 2028 Notes, 2030 Notes, and 2031 Notes by $200 million and amends the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Notes. In December 2021 and January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Notes a total of $40.5 million, excluding fees. We paid $20.0 million and $20.5 million in January and June 2022, respectively.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2027, and our bonds all mature in 2025 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of September 30, 2022.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2021 Form 10‑K.

Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities of continuing operations (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$477.6	$458.5
Net cash used in investing activities	(417.0)	(346.0)
Net cash used in financing activities	(645.3)	(273.2)
Decrease in cash, cash equivalents, and restricted cash	$(584.7)	$(160.7)
Operating activities. The increase in Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2022 compared to the same period of 2021 primarily resulted from improved collection of accounts receivable.
Investing activities. The increase in Net cash used in investing activities of continuing operations during the nine months ended September 30, 2022 compared to the same period of 2021 primarily resulted from higher payments related to our capital investments.
Financing activities. The increase in Net cash used in financing activities of continuing operations during the nine months ended September 30, 2022 compared to the same period of 2021 primarily resulted from higher net debt payments in 2022. For additional information on debt borrowings and payments, see Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Contractual Obligations
Our consolidated contractual obligations as of September 30, 2022 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,339.1	$5.4	$2,333.7
Revolving credit facility	40.0	—	40.0
Interest on long-term debt (b)	698.6	117.7	580.9
Finance lease obligations (c)	563.5	48.6	514.9
Operating lease obligations (d)	276.3	36.8	239.5
Purchase obligations (e)	88.4	27.7	60.7
Total	$4,005.9	$236.2	$3,769.7
(a)    Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 5, Long-term Debt, accompanying the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2021 Form 10‑K.
(b)    Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2022. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of comprehensive income.
(c)    Amounts include interest portion of future minimum finance lease payments.

(d)    We lease approximately 8% of our hospitals as well as other property and equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 7, Leases, to the consolidated financial statements accompanying the 2021 Form 10‑K.
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2022, we made capital expenditures of approximately $390 million for property and equipment, capitalized software, and other intangible assets. During 2022, we expect to spend approximately $537 million to $582 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $195 million to $215 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects.
Authorizations for Returning Capital to Stakeholders
In October 2021, February 2022, and May 2022, our board of directors declared cash dividends of $0.28 per share that were paid in January 2022, April 2022, and July 2022 respectively. In July 2022, our board of directors declared a cash dividend of $0.15 per share that was paid on October 17, 2022. On October 19, 2022, our board of directors declared a cash dividend of $0.15 per share, payable on January 17, 2023 to stockholders of record on January 3, 2023. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of September 30, 2022, approximately $198 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
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
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, and (2) either (a) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x and our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.50x or (b) our leverage ratio remains in compliance with the leverage ratio covenant and there is capacity under the Available Amount as defined in the credit agreement. The terms of our Notes indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2021 Form 10‑K.

Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of September 30, 2022. The subsidiaries associated with our home health and hospice business (collectively, the “HH&H Subsidiaries”) were guarantors as of June 30, 2022. On July 1, 2022, we completed the previously announced separation of our home health and hospice business through the distribution (the “Distribution”) of all of the outstanding shares of common stock of Enhabit, Inc. to Encompass Health stockholders. The Distribution was effective at 12:01 a.m., Eastern Time, on July 1, 2022, at which time the HH&H Subsidiaries were released from their guarantees of our indebtedness.

Nine Months Ended September 30, 2022
(In Millions)
Net operating revenues	$2,128.4
Intercompany revenues generated from non-guarantor subsidiaries	15.1
Total net operating revenues	$2,143.5

Operating expenses	$1,856.0
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	23.9
Total operating expenses	$1,879.9

Income from continuing operations	$83.0
Net income	$44.8
Net income attributable to Encompass Health	$44.1

	As of September 30, 2022	As of December 31, 2021
	(In Millions)
Total current assets	$515.0	$501.1

Property and equipment, net	$1,981.0	$1,852.3
Goodwill	902.6	902.6
Intercompany receivable due from non-guarantor subsidiaries	174.4	28.1
Other noncurrent assets	479.8	337.1
Total noncurrent assets	$3,537.8	$3,120.1

Total current liabilities	$484.3	$491.8

Long-term debt, net of current portion	$2,673.4	$3,191.0
Other noncurrent liabilities	277.5	237.4
Total noncurrent liabilities	$2,950.9	$3,428.4
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
In general terms, the credit agreement definition of Adjusted EBITDA, therein referred to as “Adjusted Consolidated EBITDA,” allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations, (3) non-ordinary course fees, costs and expenses incurred with respect to any litigation or settlement, (4) share-based compensation expense, (5) costs and expenses associated with changes in the fair value of marketable securities, (6) costs and expenses associated with the issuance or prepayment debt and acquisitions, and (7) any restructuring charges and certain pro forma cost savings and synergies related to transactions and initiatives, which in the aggregate are not in excess of 25% of Adjusted Consolidated EBITDA. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent they increase consolidated Net income.
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
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$67.0	$126.7	$248.4	$401.5
Loss (income) from discontinued operations, net of tax, attributable to Encompass Health	18.5	(24.6)	(16.7)	(90.6)
Net income attributable to noncontrolling interests included in continuing operations	(21.6)	(26.3)	(65.5)	(79.6)
Provision for income tax expense	21.8	26.2	68.2	79.4
Interest expense and amortization of debt discounts and fees	38.2	39.9	138.2	124.3
(Gain) loss on disposal or impairment of assets	(1.1)	(5.0)	2.4	(1.7)
Depreciation and amortization	62.1	55.5	180.3	162.9
Loss on early extinguishment of debt	—	—	1.4	1.0
Stock-based compensation	7.3	6.6	21.1	19.6
Change in fair market value of equity securities	3.1	0.3	8.8	(0.3)
Adjusted EBITDA	$195.3	$199.3	$586.6	$616.5

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$533.6	$592.0
Interest expense and amortization of debt discounts and fees	138.2	124.3
(Loss) gain on sale of investments, excluding impairments	(16.5)	1.8
Equity in net income of nonconsolidated affiliates	2.6	2.5
Net income attributable to noncontrolling interests in continuing operations	(65.5)	(79.6)
Amortization of debt-related items	(7.4)	(5.8)
Distributions from nonconsolidated affiliates	(3.7)	(2.4)
Current portion of income tax expense	75.9	77.8
Change in assets and liabilities	(23.5)	39.8
Cash provided by operating activities of discontinued operations	(56.0)	(133.5)
Change in fair market value of equity securities	8.8	(0.3)
Other	0.1	(0.1)
Adjusted EBITDA	$586.6	$616.5
For additional information see the “Results of Operations” section of this Item.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of September 30, 2022, our primary variable rate debt outstanding related to $40.0 million in advances under our revolving credit facility. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $0.4 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.4 million over the next 12 months.
See also Note 5, Long-term Debt, and Note 7, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, for additional information regarding our long-term debt.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2022 that have a material effect on our Internal Control over Financial Reporting.

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
The following table summarizes our repurchases of equity securities during the three months ended September 30, 2022:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2022	282	$47.60	—	$198,053,924
August 1 through August 31, 2022	1,616	50.72	—	198,053,924
September 1 through September 30, 2022	149	50.31	—	198,053,924
Total	2,047	50.26	—
(1)Except as noted in the following sentence, the number of shares reported in this column represents the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. The shares reported for August were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	November 2, 2022

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1
Sixth Amended and Restated Credit Agreement, dated October 7, 2022, by and among Encompass Health Corporation, certain of its subsidiaries, Barclays Bank PLC, as administrative agent and collateral agent, and various other lenders (incorporated by reference to Exhibit 10.1 to Encompass Health’s Current Report on Form 8-K filed on October 13, 2022).

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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