Form 10-K
period 2022-12-31
Encompass Health Corp
filed 2023-02-27
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☒        Accelerated filer ☐        Emerging growth company ☐
    Non-Accelerated filer ☐        Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5.5 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 99,727,422 shares of common stock of the registrant outstanding, net of treasury shares, as of February 13, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2023 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND SUMMARY OF RISK FACTORS
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, the spread and impact of an infectious disease outbreak, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause, and in some cases have previously caused, actual results to differ materially from those estimated by us include, but are not limited to, each of the factors discussed in Item 1A, Risk Factors, summarized in the list below, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-K, in our other SEC filings from time to time, or in materials incorporated therein by reference.
Risks Related to the Spin Off of Our Home Health and Hospice Business, Enhabit, Inc.
•To preserve the tax-free treatment of the Spin Off, we may be limited, for a period of time, in our ability to pursue certain equity issuances, strategic transactions, repurchases, or other transactions (including the certain dispositions of assets) that we may otherwise believe to be in the best interests of our stockholders or that might increase the value of our business.
•If the Spin Off were to fail to qualify as tax-free, including as a result of subsequent acquisitions of our stock or the stock of Enhabit, Inc., we could be subject to significant tax liabilities.
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
Other Operational Risks
•Incidents affecting the proper operation, availability, or security of our or our vendors’ or partners’ information systems, including the patient information stored there, or business continuity could cause substantial losses and adversely affect our operations, and governmental mandates to increase use of electronic records and interoperability exacerbate that risk.
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
•Governmental actions in response to infectious disease outbreaks, such as limitations on elective procedures, vaccine mandates, shelter-in-place orders, new workplace regulations, facility closures and quarantines experienced during the COVID-19 pandemic, could reduce volumes, lead to staffing shortages, increase staffing costs, and otherwise impair our ability to operate and provide care and in many instances already have done so.
Financial Risks
•General conditions in the economy and capital markets, including any disruption, instability, or uncertainty related to armed conflict or an act of terrorism, a governmental impasse over approval of the United States federal budget or an increase to the debt ceiling, rising interest rates, an international trade war, or a sovereign debt crisis could adversely affect our financial results or condition, including access to the capital markets and interest expense on new or existing debt.
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

PART I
Item 1.Business
Overview of the Company
General
We are a national leader in post-acute healthcare services and the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate hospitals in 36 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of December 31, 2022, we operate 153 inpatient rehabilitation hospitals. We are committed to delivering high-quality, cost-effective, integrated patient care.
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
On July 1, 2022, we completed the previously announced separation of our home health and hospice business through the distribution (the “Spin Off”) of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit, Inc. (“Enhabit”) to the stockholders of record of Encompass Health as of the close of business on June 24, 2022 (the “Record Date”). The Spin Off was effective at 12:01 a.m., Eastern Time, on July 1, 2022. The Spin Off was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass Health common stock held of record as of the Record Date. No fractional shares were distributed. A cash payment was made in lieu of any fractional shares. As a result of the Spin Off, Enhabit is now an independent public company and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange.
In addition to the discussion here, we encourage the reader to review Item 1A, Risk Factors, Item 2, Properties, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about our company.
The table below provides selected operating and financial data.

	As of or for the Year Ended December 31,
	2022	2021	2020
Consolidated data:	(Actual Amounts)
Inpatient rehabilitation:
Number of hospitals	153	145	137
Discharges	211,116	197,639	181,897
Number of licensed beds	10,356	9,924	9,505

Net operating revenues:		(In Millions)
Inpatient	$4,251.6	$3,918.0	$3,496.1
Outpatient and other	97.0	96.9	70.2
Total	$4,348.6	$4,014.9	$3,566.3
Our inpatient rehabilitation hospitals offer specialized rehabilitative care across an array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. As participants in the Medicare program, our hospitals must be licensed and certified and otherwise comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement” section. Substantially all (91%) of the patients we serve are admitted from acute-care hospitals following physician referrals for specific acute inpatient rehabilitative care. Most of those patients have experienced significant physical or cognitive disabilities or injuries due to medical conditions, such as strokes, hip fractures, and a variety of debilitating neurological conditions, that are generally nondiscretionary in nature and require rehabilitative healthcare services in a facility-based setting. During the COVID-19 Pandemic (the “pandemic”), our hospitals treated thousands of patients with or recovering from the COVID-19 virus. Our focus on specialized rehabilitative care has meant that in many cases our hospitals have been ideal settings for treating the debilitating effects of the COVID-19 virus, such as significant muscle weakness, cognitive impairments, shortness of breath with activity, and malnutrition. Our teams of highly skilled nurses and physical, occupational, and speech therapists utilize proven technology and clinical protocols with the objective of restoring our patients’

physical and cognitive abilities. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leverages innovative technologies and advanced therapies and leads to superior outcomes.
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
•Change Agility. We have a demonstrated ability to adapt in the face of numerous and significant regulatory, legislative, and operating environment changes. We believe our consistent and disciplined operating model allows us to be nimble and responsive to change. Examples of regulatory and other changes through which we have successfully managed include:
▪The Centers for Medicare & Medicaid Services (“CMS”) adopted a rule, effective beginning in 2007, that conditioned the reimbursement rate for an inpatient rehabilitation facility, or “IRF,” on at least 60% of a facility’s patients having at least one of 13 qualifying medical conditions.
▪The Patient Protection and Affordable Care Act (the “ACA”) enacted in 2010 instituted several mandatory Medicare payment reforms, including reimbursement reductions for IRFs, and created the Center for Medicare and Medicaid Innovation (“CMMI”) to develop, test, and promote innovative payment and delivery models.
▪The ACA created the IRF Quality Reporting Program. This program requires IRFs to report quality data, the elements of which are updated annually, and imposes a financial penalty for noncompliance.
▪The 2010 CMS reimbursement rule for IRFs implemented new IRF coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement, that were effective for all Medicare discharges on or after January 1, 2010. Those IRF coverage requirements replaced coverage criteria that were in place for 25 years.
▪The Budget Control Act of 2011 implemented an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers beginning in 2013.
▪The Improving Medicare Post-Acute Care Transformation Act of 2014 directed CMS to promulgate rules requiring the collection and reporting of standardized patient assessment data across post-acute care providers.
▪In 2019, CMS replaced the long-standing patient assessment measure, a component of Medicare reimbursement, with new assessment measures requiring significant training and operational changes.
▪In October 2022, CMS significantly changed the extensive admission and discharge interdisciplinary data elements required to be collected in connection with Medicare reimbursement claims.
Additionally, the pandemic posed a number of challenges in the operating environment. We demonstrated our ability to change and remain resilient by implementing protocols for the safety of our employees and our patients while managing supply chain constraints, specifically with personal protective equipment, in a timely and effective manner. The formation of our COVID Task Force allowed us to centralize decision-making while empowering the hospitals to enact the protocols needed as the pandemic cycled through the country. Our therapy teams developed plans for COVID patients while maintaining our expected high-quality outcomes.
•Strategic Relationships. We have a long and successful history of building strategic relationships with major healthcare systems. More than a third of our inpatient rehabilitation hospitals currently operate as joint ventures with acute-care hospitals or systems. Joint ventures with market leading acute-care hospitals establish a solid foundation for providing integrated patient care that can improve the quality of outcomes and reduce the total cost of care.
Many patients continue to need nursing and therapy services after they leave the IRF setting to continue their recovery at home. Care collaboration between our hospitals and the home health agencies selected by our patients offers an excellent means to improve patient experience and outcomes and reduce the total cost of care across a post-acute episode.
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
•Clinical Expertise and High-Quality Outcomes. We have extensive clinical experience from which we have developed standardized best practices and protocols. We believe these clinical best practices and protocols, particularly as leveraged with our well-trained clinicians and industry-leading technology, help ensure the delivery of consistently high-quality healthcare services, reduced inefficiencies, and improved performance across a spectrum of operational areas. Currently, we operate 131 hospitals that hold one or more Joint Commission Disease-Specific Care Certifications, such as stroke rehabilitation, hip fracture rehabilitation, brain injury rehabilitation, amputee rehabilitation, Parkinson’s Disease rehabilitation, and spinal cord injury rehabilitation certification. Our hospitals account for 61% of all stroke rehabilitation accreditations, 97% of hip fracture rehabilitation accreditations, and 78% of all brain injury rehabilitation accreditations.
•Cost Effectiveness. Our scale, data-driven business practices, consistent and disciplined operating model, and culture help us provide healthcare services on a cost-effective basis. We leverage centralized administrative functions, use data analytics to identify trends and respond on a timely basis, and identify best practices and implement them across our platform of hospitals. Our de novo and bed addition strategies incorporate pre-fabrication construction technology to create efficiencies by reducing reliance on subcontractors, improving supply chain efficiencies, providing a consistent construction quality and realizing a speed-to-market benefit.
•Financial Resources. We have a proven track record of generating strong cash flows from operations that have allowed us to successfully pursue our growth strategy, manage our financial leverage, and make complementary shareholder distributions. We did not accept any pandemic relief funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) or any other program or legislation. As of December 31, 2022, we have a strong, well-capitalized balance sheet, including ownership of approximately 76% of our hospital real estate, no significant debt maturities prior to 2025, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our business strategy.
•Advanced Technology and Innovation. We are focused on developing technology-enabled strategies to further improve our effectiveness at providing integrated healthcare. Our post-acute innovation strategy is based on using our clinical expertise, our large post-acute datasets, and our proven capabilities in enterprise-level electronic medical record technologies, data analytics, data integration, and predictive analytics to drive value-based performance across the healthcare continuum for our patients, our partners, and our payors. We believe our information systems and post-acute innovation solutions, in addition to improving patient care and operating efficiencies, allow us to collect, analyze, and share information on a timely basis making us an ideal partner for other healthcare providers in a coordinated care delivery environment. Our systems also emphasize interoperability with referral sources and other providers coordinating care. We have devoted substantial resources, effort and expertise to leveraging technology to create post-acute solutions that improve patient care and operating efficiencies.

Patients and Demographic Trends
Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future, reaching approximately 73 million people over the age of 65 by 2030. More specifically, the average age of our Medicare patients is approximately 76, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, inpatient rehabilitation services.
Despite the growing demand for inpatient rehabilitation services, the number of inpatient rehabilitation facilities has remained relatively stable — decreasing modestly from 1,182 in 2015 to 1,180 in 2021. This supply-demand imbalance is partly responsible for the relatively low conversion rate of inpatient rehabilitation eligible patients. We believe the percentage of patients who are discharged from acute-care hospitals with one or more of 13 specified medical conditions that CMS ties to IRF eligibility and subsequently admitted to an IRF is approximately 13% based on Medicare fee-for-service data, which is the only publicly available data on the subject. To respond to the strong demand for our services, we continue to develop our current markets through bed additions and to construct or acquire hospitals in new markets. Since 2012, we have opened or acquired 53 new hospitals and increased the number of licensed beds we operate by approximately 56%, or 3,700 beds.
Strategy and 2023 Strategic Priorities
Our overall strategy is to expand our network of inpatient rehabilitation hospitals, add capacity to existing hospitals, further strengthen our relationships with healthcare systems, provider networks, and payors in order to connect patient care across the healthcare continuum, and to deliver superior patient outcomes in a cost-effective manner. We believe this strategy, along with our demonstrated ability to adapt to changes in healthcare, positions us for success in the evolving healthcare delivery system. In pursuit of our strategy, we established the following priorities for 2023.
•Growth. We target the addition of 6 to 10 new inpatient rehabilitation hospitals and 80 to 120 beds to existing hospitals per year. In 2021, we opened 8 new hospitals (350 beds total) and added 117 beds to existing hospitals. In 2022, we opened 9 new hospitals (410 beds total) and added 87 beds to existing hospitals. In 2023, we plan to open 8 hospitals (approximately 395 beds) and add 80 to 100 beds to existing hospitals. We also believe we will continue to have organic growth opportunities based on our track record of growth, planned bed additions at a number of existing hospitals, and the maturation of newly opened locations.
•Operational Initiatives. Our priorities include operational initiatives that build on momentum from recent years. We believe our care coordination efforts have and will continue to contribute to reductions in discharges to skilled nursing facilities, higher discharges to community, and improved patient experience. Our care coordination program is the integrative approach to a patient’s care that includes coordination with physicians, acute-care hospitals, and other post-acute providers to ensure the best overall care is provided to the patient.
We will continue to demonstrate our value proposition to Medicare Advantage payors by providing superior patient outcomes, including higher discharge to community rates and lower lengths of stay, compared to alternative sites of care. The Medicare Advantage enrollment growth rate is greater than that of traditional Medicare fee-for-service, and our payor mix has shifted accordingly. Medicare Advantage payors represented 8.4% of our net operating revenues in 2017 and 15.1% in 2022. We believe our outcomes and quality of care data have helped drive a significant improvement in the payments we receive from Medicare Advantage payors. For example, reimbursement based on the type of patient/treatment required, commonly referred to as the case mix group basis (“CMG”), is typically greater than reimbursement on a per-diem rate basis, and we increased the percentage of our Medicare Advantage revenue paid based on CMG from approximately 58% in 2017 to approximately 88% in 2022.
Given the significant number of stroke patients in need of post-acute care, we will continue working to build our stroke market share through our strategic sponsorship of the American Heart Association/American Stroke Association, the IRF treatment recommendations published by the Department of Veterans’ Affairs and the Journal of the American Medical Association, our care coordination, and our hospitals’ participation in The Joint Commission’s Disease-Specific Care Certification Program. As of December 31, 2022, 130 of our 153 hospitals held stroke-specific certifications that required us to demonstrate effective use of evidence-based clinical practice guidelines to manage and optimize stroke care and an organized approach to performance measurement and evaluation of clinical outcomes. In

2022, approximately 6% of patients recovering from a stroke in the U.S. were treated at our hospitals, accounting for approximately 19% of our overall patient mix.
We will continue to develop and implement post-acute solutions that allow us to apply our clinical expertise, large post-acute datasets, electronic medical record technologies, and strategic partnerships to drive improved patient outcomes and lower the cost of care across the entire post-acute episode, such as our fall prevention model rolled out to hospitals in late 2021.
We will seek to expand efforts and initiatives to recruit and retain a qualified clinical workforce. In 2022, we implemented a centralized nurse recruiting model to create recruiting efficiencies, shorten the hiring process, and improve the candidate experience.
We will continue to install in our hospitals a hemodialysis system with which we are now able to provide inpatient dialysis to our patients without relying on third-parties. Historically, our patients have received dialysis from third-party vendors, either onsite or offsite as available, often resulting in interruptions to their therapy schedules. With this new onsite hemodialysis system, we can provide our patients dialysis without interrupting therapy or requiring patient travel, which lowers our cost of treatment and improves patient satisfaction. As of December 31, 2022, we had installed these systems in 41 of our hospitals.
•Capital Structure. We seek to maintain balance sheet flexibility, consider opportunistic refinancings and augment returns from investments in operations with shareholder distributions via common stock dividends and repurchases of our common stock. Our debt portfolio is concentrated in long-dated fixed-rate debt. Our free cash flow is the primary source of funding for the considerable investment in our de novo and bed addition growth plans. As an additional source of liquidity, we can access our $1 billion revolving credit facility of which $912 million was available for borrowing as of December 31, 2022. Our strong balance sheet as well as our leverage and liquidity profiles mitigate exposure to interest rate volatility and near-term refinancing risks.
For additional discussion of our strategic priorities as well as our progress toward our priorities in 2022, including operating results, growth, and shareholder distributions, and our business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” “Results of Operations,” and “Liquidity and Capital Resources.”
Human Capital Management
Overview of Our Employees. As of December 31, 2022, we employed approximately 35,000 individuals. In the healthcare services sector, many professionals, such as nurses, desire flexible work arrangements. Accordingly, part-time and per diem employees represent a large percentage of our employee population. Except for 50 employees at one hospital (approximately 15% of that hospital’s workforce), none of our employees are represented by a labor union as of December 31, 2022. The chart below includes a breakdown of our employees.

Type	Employees
Total Employees	34,519
Full-time Employees	20,839
Part-time Employees	2,559
Pool/Per-diem Employees	11,121
In some markets, the shortage of clinical personnel is a significant operating issue facing healthcare providers. Shortages of nurses and other clinical personnel, including therapists, may, from time to time, require us to increase use of more costly temporary personnel, which we refer to as “contract labor,” and other types of premium pay programs. In order to recruit and retain those clinical employees, we maintain a total rewards program that we view as a combination of the tangible components of pay and benefits with the intangible components of a culture that encourages learning, development, and a supportive work environment. We believe our outstanding employee engagement scores, discussed below, evidence that our human capital management efforts have been successful. We also believe our recognition as one of Modern Healthcare’s “Best Places to Work” is further evidence of that success. We focus on the following strategic human capital imperatives:
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
•we engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our compensation and benefit programs, to provide benchmarking against our peers within the industry and by specific market, and to recommend design elements for those programs.
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
•we make annual grants of restricted stock to employees at various levels, including non-executive management, to foster a strong sense of ownership and align the interests of management with those of our stockholders.
Diversity, Equity, and Inclusion. We believe fostering a strong culture that values diversity, equity, and inclusion, or DE&I, allows us to recruit and retain diverse employees and provide high-quality care to our diverse patients. We maintain a DE&I program that is overseen by a DE&I department and supported by Hospital Diversity Committees. Together, they design and execute initiatives that strengthen relationships, improve communication, and increase understanding, so we can better serve each other, our patients, and our communities. We believe our DE&I program furthers our efforts to provide culturally competent care. The key components of our DE&I program are:
•Workforce Attraction and Development – We seek to build our workforce to represent and reflect the communities we serve, which allows us to provide culturally competent care. In addition, we are committed to ensuring that all our employees are trained on DE&I topics as a foundational element of our employee and leadership development curriculum. Our other DE&I initiatives include scholastic partnerships with historically black colleges, recruitment tools to help identify and attract diverse talent, a website career tool to help veterans find jobs that closely align with their specific skills, and ongoing policy and procedure reviews to incorporate guidance and practices that align with our DE&I mission.
•Community Partnership – We establish and maintain relationships with local organizations to improve health outcomes in our communities. An example of this type of partnership is our arrangement with Holy Family Cristo Rey Catholic High School in Birmingham. This partnership allows adolescents from disadvantaged groups to gain tangible work experience in our corporate office while earning funds for school tuition. In 2022, we sponsored six students. Our other community initiatives include an annual report that provides information on our DE&I initiatives to people outside the company. We also have memberships and active involvement in local chapters of the National Association of Health Service Executives, an organization that promotes the advancement and development of minority healthcare leaders. We provide training and mentorship to the next generation of healthcare leaders with the goal of helping them develop the skills and passion for inpatient rehabilitation. In addition, we are active participants in a regional working group of Alabama-based businesses convened to discuss and share DE&I best practices.

•Supplier Diversity – We maintain a supplier base program that offers contracting opportunities with manufacturers, distributors and service providers that are certified as minority-owned, veteran-owned and small disadvantage-owned businesses, and we continue to research and identify additional diverse supplier certifying organizations.
We have undertaken other initiatives to emphasize the importance of DE&I in the workplace and its role in providing the best quality patient care. For example, we participate in the CEO Action for Diversity and Inclusion Pledge. This coalition of chief executive officers is dedicated to advancing DE&I in the workplace. Every three to five years, we engage a third-party consulting agency to help us evaluate our program and explore possible enhancements. We then provide the feedback to our board of directors. We have published a series of video conversations with various employees and members of executive management to highlight personal experience to promote DE&I throughout the organization. In addition, the DE&I department works closely with the quality, clinical and case management departments to improve health equity and ensure our interprofessional health care teams have the resources they need to provide culturally competent care.
Employee Development and Engagement. We believe promoting employee development and engagement furthers our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment where staffing shortages are not uncommon. We track and measure therapist and nurse turnover for our full-time employees (excluding those at new stores and most at the corporate office) on a quarterly and annual basis for significant trends and outliers, but we do not believe comparisons to benchmarks are material given the variations in survey data across markets, hospital sizes, practice settings, and practice specialties. The table below shows those turnover rates for 2022 and 2021.

	2022	2021
Therapist	9.1%	7.9%
Nurse	28.1%	27.4%
We support the long-term career aspirations of our employees through education and personal development.
•Education Opportunities. We offer our nurses an opportunity to advance their academic degrees at a reduced tuition rate of 20% to 50% of the total program cost. To date, approximately 1,521 of our nurses have taken advantage of this opportunity. Additionally, our full-time inpatient nursing and therapy staff have unlimited access to online education and training to ensure continuing education units are available at no cost.
•Tuition Reimbursement/Scholarship Programs. Employees also have the opportunity to advance their education through our tuition reimbursement and scholarship programs. We reimbursed over $1.2 million in tuition and paid over $2.8 million toward employees’ student loan debt in 2022.
•Academic Endowments. We endowed five scholarships for deserving students from underrepresented groups pursuing degrees in nursing and allied health fields.
•Therapy Grants. We fund research projects to investigate the impact and effectiveness of therapy in the inpatient rehabilitation setting. In recent years, we have funded studies and research on topics ranging from caregiver education to the effectiveness of occupation-centered interventions. The program is open to qualified candidates, including employees.
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
To further aid in employee development, we have invested money in best-in-class technology to offer on-demand learning and development programs, and leadership coaching programs. Another important aspect of employee development is succession planning. We annually review our talent to identify potential successors for key positions and to identify candidates for accelerated development based on their performance and potential. The annual process includes an assessment of each employee’s promotability based on a set of leadership core competencies defined as part of the company’s talent strategy.
We believe employee engagement is another important driver of employee retention. We conduct an annual employee engagement survey open to all of our employees. In 2022, 80% of our employees participated in the survey, which measures perceptions based on responses to 38 questions. In 2022, we scored above healthcare benchmarks as a company in each of the following categories on the survey:

•ethics and compliance	•teamwork
•culture of safety	•engagement
•diversity, equity, and inclusion	•culture of trust
•work environment	•individual value
•leadership	•communication
Competition
The inpatient rehabilitation industry, outside of our leading position, is highly fragmented. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, most of which are within acute-care hospitals, in the markets we serve. An acute-care hospital operating its own unit, particularly one owned or operated by a large public company or not-for-profit that has a dominant position in the local market, can be a formidable competitor because 91% of our patients come from acute-care hospitals. There are several privately held companies offering post-acute rehabilitation services that compete with us primarily in select geographic markets. In addition, there is a public company that is primarily focused on other post-acute care services but also operates 31 freestanding inpatient rehabilitation hospitals. Other providers of post-acute care services compete for some rehabilitation patients. For example, nursing homes may market themselves as offering certain rehabilitation services, particularly to patients not in need of intensive rehabilitation therapy, even though those nursing homes are not required to offer the same level of care, and are not licensed, as hospitals. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payors and the acute-care hospitals, physicians, or other referral sources in the market, and the regulatory barriers to entry in certificate of need states. The ability to work as part of an integrated delivery payment model with other providers, including the ability to deliver quality patient outcomes and cost-effective care, could become an increasingly important factor in competition if a significant number of people in a market are participants in one or more of these models. See the “Regulation—Relationships with Physicians and Other Providers” and “Regulation—Certificates of Need” sections below for further discussion of some of these factors. For a list of our inpatient rehabilitation markets by state, see the table in Item 2, Properties.
Regulatory and Reimbursement Challenges
Healthcare is a highly regulated industry facing many well-publicized regulatory and reimbursement challenges driven by escalating costs and the pursuit of better quality of care. The Medicare reimbursement system for inpatient rehabilitation has changed significantly over the years. The future of many aspects of healthcare regulation remains uncertain. Any regulatory or legislative changes impacting the healthcare industry ultimately may affect, among other things, reimbursement of healthcare providers, consumers’ access to coverage of health services, including among non-Medicare aged population segments within commercial insurance markets and Medicaid enrollees, and competition among providers. Changes may also affect the delivery of healthcare services to patients by providers and the regulatory compliance obligations associated with those services.
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
Sources of Revenues
We receive payment for patient care services from the federal government (primarily under the Medicare program), managed care plans and private insurers, and, to a considerably lesser degree, state governments (under their respective Medicaid or similar programs) and directly from patients. Revenues and receivables from Medicare are significant to our operations. The federal and state governments establish payment rates as described in more detail below. We negotiate the payment rates with non-governmental group purchasers of healthcare services that are included in “Managed care” in the tables below, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other managed care plans. Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, and other private insurance plans, HMOs, or PPOs but are responsible to the extent of any exclusions, deductibles, copayments, or coinsurance features of their coverage. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in managed care plans. Revenues from Medicare and Medicare Advantage represent approximately 80% of total revenues.
The sources and relative mix of our revenues for the last three years are:

	For the Year Ended December 31,
	2022	2021	2020
Medicare	65.3%	64.4%	66.7%
Medicare Advantage	15.1%	15.2%	15.3%
Managed care	11.6%	12.1%	10.4%
Medicaid	4.2%	4.1%	3.9%
Other third-party payors	0.9%	1.1%	1.2%
Workers' compensation	0.6%	0.6%	0.6%
Patients	0.4%	0.5%	0.5%
Other income	1.9%	2.0%	1.4%
Total	100.0%	100.0%	100.0%
Medicare Reimbursement
Medicare is a federal program that provides hospital and medical insurance benefits to persons aged 65 and over, qualified disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare providers, facilities, and services. Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises the United States Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). MedPAC also makes recommendations on regulatory actions to CMS. Neither Congress nor CMS is obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance either will adopt MedPAC’s recommendations in a given year. However, MedPAC’s recommendations have, and could in the future, become the basis for subsequent legislative or, as discussed below, regulatory action.
The Medicare statutes are subject to change from time to time. With respect to Medicare reimbursement, the ACA provides for specific reductions to healthcare providers’ annual market basket updates and other payment policy changes. In August 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through mid-fiscal year 2032 unless Congress and the President take further action. In response to the public health emergency associated with the pandemic, Congress and the President suspended sequestration through March 31, 2022. Additional Medicare payment reductions are also possible under the Statutory Pay-As-

You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit in the federal budget, Statutory PAYGO requires OMB to order sequestration of Medicare. The Congressional Budget Office estimated that the American Rescue Plan Act of 2021 would result in budget deficits necessitating a 4% reduction in Medicare program payments under the Statutory PAYGO, but subsequent legislation enacted by Congress suspended until 2025 the Statutory PAYGO reductions that would have gone into effect. In the future, concerns about the federal deficit, national debt levels and the solvency of the Medicare trust fund could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. Healthcare will almost certainly be the subject of significant regulatory and legislative changes regardless of the party in control of the executive and legislative branches of state and federal governments.
From time to time, Medicare regulations, including reimbursement methodologies and rates, can be further modified by CMS. Subject to its statutory authority, CMS may make some prospective payment system changes. For example, CMS changed the IRF-PPS, effective October 1, 2019, to replace the FIM™ assessment instrument with new patient assessment measures, which we refer to as “Section GG functional measures” or “Section GG” based on the designation CMS assigned to them. Section GG affects patients’ classification into case-mix groupings, relative weights, and length-of-stay values under the IRF-PPS, which in turn affect our reimbursement amounts. In some instances, CMS’s modifications can have a substantial impact on healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in prospective payment systems, including the IRF-PPS, by what is commonly known as a “market basket update.” CMS may take other regulatory action affecting rates as well. For example, under the ACA, CMS requires IRFs to submit data on certain quality of care measures for the IRF quality reporting program. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in a subsequent Medicare fiscal year. IRFs began submitting quality data to CMS in October 2012. All of our inpatient rehabilitation hospitals have met the reporting deadlines to date resulting in no corresponding reimbursement reductions.
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
Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent one of the most significant challenges to our business, our operations are also affected by other rules and regulations that indirectly affect reimbursement for our services, such as data coding rules and patient coverage rules and determinations. For example, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable and necessary. Current CMS coverage rules require inpatient rehabilitation services to be ordered by a physician and be coordinated by an interdisciplinary team and the admission to the IRF must be reviewed and approved by a specialized rehabilitation physician. The interdisciplinary team must meet weekly to review patient status and make any needed adjustments to the individualized plan of care. Qualified personnel must provide the rehabilitation nursing, physical therapy, occupational therapy, speech-language pathology, social services, psychological services, and prosthetic and orthotic services that may be needed. Medicare contractors processing claims for CMS make coverage determinations regarding medical necessity that can represent novel or restrictive interpretations of the CMS coverage rules. Those interpretations are not made through a notice and comment review process. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us. However, more restrictive coverage interpretations can limit or delay our reimbursement for services provided to potentially large pools of patients with similar medical conditions.
In the ordinary course, Medicare reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings, as well as the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”), CMS, and state Medicaid programs. In addition to those audits conducted by existing MACs, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. Some contractors are paid a percentage of the overpayments recovered. The Recovery Audit Contractors (“RACs”) conduct payment reviews of claims, which can examine coding, overall billing accuracy, and medical necessity. When conducting an audit, the RACs receive claims data directly from MACs on a monthly or quarterly basis.

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
As a matter of course, we undertake significant efforts through training, education, and documentation to ensure compliance with coding and medical necessity coverage rules. Despite our efforts to ensure accurate coding and assessment of patients, audits may lead to assertions that we have been underpaid or overpaid by Medicare or that we have submitted improper claims in some instances. Audits may also require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict when or how these audit programs will affect us. Any denial of a claim for payment, either as a result of an audit or ordinary course payment review by the MAC, is subject to an appeals process that can take years to complete. For additional discussion of these audits and the risks associated with them, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
In response to the public health emergency associated with the pandemic, Congress and CMS adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, President Trump signed into law the CARES Act, which authorized the cash distribution of pandemic relief funds from the United States Department of Health and Human Services (“HHS”) to healthcare providers. The Consolidated Appropriations Act, 2021 (the “2021 Budget Act”), signed into law on December 27, 2020, provided for additional provider relief funds. We did not accept any provider relief funds.
As noted above, our inpatient rehabilitation hospitals receive a fixed payment reimbursement amount per discharge under the IRF-PPS based on the patient’s rehabilitation impairment category and other characteristics and conditions identified by the attending clinicians. In order to qualify for reimbursement under the IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. For example, a physician must approve admission of each patient and in doing so determine that the treatment of the patient in an IRF setting is reasonable and necessary. In addition, to qualify as an IRF under Medicare rules, a facility must be primarily focused on treating patients with one of 13 specified medical conditions that typically require intensive therapy and supervision, such as stroke, brain injury, hip fracture, certain neurological conditions, and spinal cord injury. Specifically, at least 60% of a facility’s patients must have a diagnosis or qualifying comorbidity from at least one of these 13 conditions, which requirement is known as the “60% Rule.” Also, each patient admitted to an IRF must be able to tolerate a minimum of three hours of therapy per day for five days per week and must have a registered nurse available 24 hours, each day of the week.
Under IRF-PPS, CMS is required to adjust the payment rates based on an IRF-specific market basket index. The annual market basket update is designed to reflect changes over time in the prices of a mix of goods and services used by IRFs. In setting annual market basket updates, CMS uses data furnished by the Bureau of Labor Statistics for price proxy purposes, primarily in three categories: Producer Price Indexes, Consumer Price Indexes, and Employment Cost Indexes. With IRF-PPS, our inpatient rehabilitation hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Accordingly, our hospitals benefit from being cost-effective providers.
On July 29, 2021, CMS released its notice of final rulemaking for fiscal year 2022 IRF-PPS (the “2022 IRF Rule”). The 2022 IRF Rule implemented a net 1.9% market basket increase (market basket update of 2.6% reduced by a productivity adjustment of 0.7%) effective for discharges between October 1, 2021 and September 30, 2022. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The 2022 IRF Rule also included changes that impacted our hospital-by-hospital base rate for Medicare reimbursement. Such changes included, but were not limited to, revisions to the wage index and labor-related share values, updates to outlier payments and updates to the case-mix group relative weights and average lengths of stay values. The 2022 IRF Rule also added one new quality reporting measure and updated the denominator of another measure.
On July 27, 2022, CMS released its notice of final rulemaking for fiscal year 2023 IRF-PPS (the “2023 IRF Rule”). The 2023 IRF Rule implements a net 3.9% market basket increase (market basket update of 4.2% reduced by a productivity adjustment of 0.3%) effective for discharges between October 1, 2022 and September 30, 2023. The 2023 IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values, updates to outlier payments and updates to the case-mix group relative weights and average lengths of stay values. Based on our analysis, which utilizes, among other things, the acuity of our patients annualized over the twelve-month prior period ended June 30, 2022, our experience with outlier payments over that same time frame, and other factors, we believe the 2023 IRF Rule will result in a net increase to our Medicare payment rates of approximately 4.0% effective October 1, 2022.
The proposed rulemaking for fiscal year 2023 for the IRF-PPS included a request for comment on a potential change that could be included in future rulemaking. Based on a recent HHS-OIG report, CMS is considering whether to modify the IRF “transfer” payment policy to reduce reimbursement for early discharges to home health, similar to how early discharges to acute-care hospitals, skilled nursing facilities, long-term acute-care hospitals, or another IRF, are currently treated under the IRF-PPS. HHS-OIG estimated that its recommended change to the policy could reduce total IRF industry reimbursements by approximately 6% based on 2017 and 2018 data. In the 2023 IRF Rule, CMS acknowledged industry comments on the policy and noted those comments would be taken under advisement for future rulemaking.
Unlike our inpatient services, our outpatient services are primarily reimbursed under the Medicare Part B physician fee schedule. On November 1, 2022, CMS released its final notice of rulemaking for the payment policies under the physician fee schedule and other revisions to Part B policies for calendar year 2023. The updates to the fee schedule are not expected to be material to us.
For additional discussion of the Medicare payment rules and other regulatory and legislative initiatives affecting Medicare reimbursement that could impact our businesses, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
Medicare Advantage, Managed Care and Other Discount Plans
We negotiate payment rates with certain large group purchasers of healthcare services, including Medicare Advantage plans, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. In 2022, typical rate increases for our contracts ranged from 2-4%. We cannot provide any assurance we will continue to receive increases in the future. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.
As the percentage of Medicare-eligible beneficiaries choosing Medicare Advantage over traditional Medicare has grown, we have seen the percentage of our revenue derived from Medicare Advantage payors grow. In 2022, approximately 48% of Medicare beneficiaries enrolled in Medicare Advantage plans. This percentage has steadily increased over time since 2003. The Congressional Budget Office projects that the share of all Medicare beneficiaries enrolled in Medicare Advantage plans will rise to about 61% by 2032. We expect the percentage of our total revenues attributable to Medicare Advantage plans to continue to grow as well. Typically, Medicare Advantage and other managed care plans reimburse us less than traditional Medicare for the same type of care and patient, but that differential has been shrinking in recent years.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of some services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues. However, for the year ended December 31, 2022, Medicaid payments represented only 4.2% of our consolidated Net operating revenues. In certain states in which we operate, we are experiencing an increase in Medicaid patients, partially the result of expanded coverage consistent with the intent of the ACA and expanded coverage resulting from regulatory actions during the COVID-19 public health emergency. For additional discussion, see Item 1A, Risk Factors, “Changes in our payor mix or the acuity of our patients could adversely affect our Net operating revenues or our profitability.”
Cost Reports
Because of our participation in Medicare and Medicaid, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, and expenses associated with the services provided by healthcare providers to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits are used for determining if any under- or over-payments were made to these programs and to set payment levels for future years. Medicare also makes retroactive adjustments to payments for certain low-income patients after comparing subsequently published statistical data from CMS to the cost report data. We cannot predict what retroactive adjustments, if any, will be made, but we do not anticipate these adjustments will have a material impact on us.
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
We undertake significant effort and expense to provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as, for most hospitals, accreditation standards of The Joint Commission and, for some hospitals, the Commission on Accreditation of Rehabilitation Facilities. Accredited hospitals are subject to periodic resurvey to ensure the standards are being met.
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
Failure to comply with applicable certification requirements may make our hospitals ineligible for Medicare or Medicaid reimbursement. In addition, Medicare or Medicaid may seek retroactive reimbursement from noncompliant hospitals or otherwise impose sanctions for noncompliance. Non-governmental payors often have the right to terminate provider contracts if the provider loses its Medicare or Medicaid certification.
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
We have developed operational systems to facilitate compliance with the various standards and requirements of the Medicare program and have established ongoing quality assurance activities; however, given the complex nature of governmental healthcare regulations, there can be no assurance Medicare, Medicaid, or other regulatory authorities will not allege instances of noncompliance. A determination by a regulatory authority that a hospital is not in compliance with applicable requirements could also lead to the assessment of fines or other penalties, loss of licensure, exclusion from participation in Medicare and Medicaid, and the imposition of requirements that the offending hospital must take corrective action.
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or inpatient services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need,” or “CON,” law. As of December 31, 2022, approximately 40% of our licensed beds are in states or U.S. territories that have CON laws. CON laws require a reviewing authority or agency to determine the public need for additional or expanded healthcare facilities and services. These laws also generally require approvals for capital expenditures involving inpatient rehabilitation hospitals if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a CON. Any instance where we are subject to a CON law, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility or starting a new healthcare program.
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
False Claims
The federal False Claims Act (the “FCA”) imposes liability for the knowing presentation of a false claim to the United States government and provides for penalties equal to three times the actual amount of any overpayments plus up to approximately $25,000 per claim. Federal civil penalties will be adjusted to account for inflation each year. In addition, the FCA allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. The government and relators may also allege violations of the FCA for the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment. This is known as a “reverse false claim.” The government deems identification of the overpayment to occur when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.
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
Relationships with Physicians and Other Providers
Anti-Kickback Law. Various state and federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the “Anti-Kickback Law”). The ACA amended the federal Anti-Kickback Law to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Law violations can be the basis for claims under the FCA. These changes and those described above related to the FCA, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. In addition to standard federal criminal and civil sanctions, including imprisonment and penalties of up to $100,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. Federal civil penalties will be adjusted to account for inflation each year. HHS-OIG regulations itemize compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law. Those regulations provide for certain safe harbors for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions.
On November 20, 2020, HHS-OIG finalized a rule to modernize the Anti-Kickback Law by reducing regulatory barriers to care coordination and accelerating adoption of value-based delivery and payment models (the “2020 AKL Rule”). The 2020 AKL Rule adds several new safe harbors for value-based arrangements and modifies several existing safe harbors with the goal of encouraging innovations that are beneficial to patients while maintaining necessary safeguards to protect against fraud and abuse. The 2020 AKL Rule also expands the safe harbor for cybersecurity technology by covering remuneration in the form of cybersecurity technology and services. The new and modified value-based safe harbors are available to inpatient rehabilitation providers if the applicable conditions are met.
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
We operate a number of our rehabilitation hospitals through joint ventures with institutional healthcare providers that may be in a position to make or influence referrals to us. In addition, we have a number of relationships with physicians and other healthcare providers, including management or service contracts. Some of these investment relationships and contractual relationships may not fall within the protection offered by a safe harbor. Despite our compliance and monitoring efforts, there can be no assurance violations of the Anti-Kickback Law will not be asserted in the future, nor can there be any assurance our defense against any such assertion would be successful.
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
Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, radiology services, and home health services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing Medicare for those referred services. Violators of the Stark law and regulations may be subject to recoupments, civil monetary sanctions (up to $27,750 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to $185,000 for a circumvention scheme. Federal civil penalties will be adjusted to account for inflation each year. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.
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
HIPAA
The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare or Medicaid beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive a monetary reward for providing information on Medicare fraud and abuse that leads to the recovery of Medicare funds. Penalties for violations of HIPAA include civil and criminal monetary penalties. The HHS Office of Civil Rights (“HHS-OCR”) implemented a permanent HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2022, we have not been selected for audit.
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
HHS-OCR is responsible for enforcing the requirement that covered entities notify HHS and any individual whose protected health information has been improperly acquired, accessed, used, or disclosed. In certain cases, notice of a breach is required to be made to media outlets. The heightened penalties for noncompliance range from $100 to $50,000 per violation for most violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties start at approximately $64,000 per violation and are not subject to a per violation statutory maximum. Penalties are also subject to an annual cap for multiple identical violations in a single calendar year. Pursuant to guidance from HHS-OCR, this enforcement cap ranges from a minimum of $25,000 per year to a maximum of $1,500,000 per year depending on an entity’s level of culpability. Importantly, HHS-OCR has indicated that the failure to conduct a security risk assessment or adequately implement HIPAA compliance policies could qualify as willful neglect.
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
Risks Related to the Spin Off of Our Home Health and Hospice Business

We may not be able to engage in beneficial capital-raising or strategic transactions.
On July 1, 2022, we completed the previously announced separation of our home health and hospice business through the distribution (the “Spin Off”) of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit, Inc. (“Enhabit”) to the stockholders of Encompass Health. As a result of the Spin Off, Enhabit is now an independent public company and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange. The Spin Off is intended to be a tax-free transaction. Under current U.S. federal income tax law, a spin off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the parent corporation. To preserve the tax-free treatment of the Spin Off, we may be limited, for a period of time, in our ability to pursue certain equity issuances, strategic transactions, repurchases, or other transactions (including certain dispositions of assets) that we may otherwise believe to be in the best interests of our stockholders or that might increase the value of our business.
If the Spin Off were to fail to qualify as tax-free, including as a result of transactions in our stock or the stock of Enhabit, we could be subject to significant tax liabilities.
We received a private letter ruling from the Internal Revenue Service regarding certain U.S. federal income tax matters relating to the Spin Off and its associated transactions and an opinion of outside counsel regarding the qualification of certain elements of those transactions. Although we intend for the Spin Off to be tax-free for U.S. federal income tax purposes, there can be no assurance that the Spin Off will not trigger a tax event. Even if the Spin Off were to otherwise qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, it may result in taxable gain to us (but not our stockholders) under Section 355(e) of the Code if it is deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater ownership interest (by vote or value) in us or Enhabit. If the IRS were to determine that any post-Spin Off acquisitions of our stock or that of Enhabit, pursuant to such a plan (when aggregated with any pre-Spin Off acquisitions of our stock or that of Enhabit, as applicable, pursuant to such a plan) would represent a 50% or greater ownership interest therein, such determination could result in significant tax liabilities to us. Any such tax liabilities imposed on us may adversely affect an investment in our stock.
Under a tax matters agreement we entered into with Enhabit in connection with the Spin Off, Enhabit is required to indemnify us for any taxes we incur resulting from the Spin Off to the extent such amounts result from certain disqualifying actions by, or acquisition of equity securities of, Enhabit. Additionally, Enhabit is generally required to indemnify us for a specified portion of any taxes we incur (a) arising as a result of the failure of the Spin Off and certain related transactions to qualify as a transaction that is generally tax-free or a failure of the Spin Off that is intended to qualify as a transaction that is generally tax-free to so qualify to the extent such amounts did not result from a disqualifying action by, or acquisition of equity securities of, Enhabit or us or (b) arising from certain audit or other adjustments to tax liabilities incurred with respect to the Spin Off that were not intended to qualify as tax-free. The amount of any such taxes for which we would be responsible may be significant, and if we were unable to obtain indemnification payments from Enhabit to which we are entitled under the tax matters agreement or other agreements entered into in connection with the Spin Off, we would incur significant losses.

Reimbursement Risks

Reductions or changes in reimbursement from government or third-party payors could adversely affect our Net operating revenues and other operating results.
We derive a substantial portion of our Net operating revenues from the Medicare program. See Item 1, Business, “Sources of Revenues,” for a table identifying the sources and relative payor mix of our revenues. In addition to many ordinary course reimbursement rate changes that The Centers for Medicare & Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services (“HHS”) adopts each year as part of its annual rulemaking process for various healthcare provider categories, Congress and some state legislatures have periodically proposed significant changes in laws and regulations governing the healthcare system. Many of these changes have resulted in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. There can be no assurance that future governmental initiatives will not result in reimbursement freezes and reductions, or reimbursement increases that are less than the increases we experience in our costs of operation.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the “ACA”) as a significant healthcare reform. Many provisions within the ACA have impacted or could in the future impact our business, including Medicare reimbursement reductions and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives. The nature and substance of state and federal healthcare laws are subject to change, by means of both broad base healthcare reform legislation, like the ACA, and targeted legislative and regulatory action. Any future legislative and regulatory changes may impact the provisions of the ACA discussed below or other laws or regulations that either currently affect, or may in the future affect, our business.
For Medicare providers like us, these laws include reductions in CMS’s annual adjustments to Medicare reimbursement rates, commonly known as a “market basket update.” In accordance with Medicare laws and statutes, CMS makes market basket updates by provider type in an effort to compensate providers for rising operating costs. The ACA required reductions, the last of which ended in 2019, in the annual market basket updates for hospital providers ranging from 10 to 75 basis points. In addition, the ACA requires the market basket updates for hospital providers to be reduced by a productivity adjustment on an annual basis. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. To date, the productivity adjustments have typically resulted in decreases to the market basket updates ranging from 30 to 100 basis points.
Other federal legislation can also have a significant impact on our Medicare reimbursement. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments. This automatic reduction, known as “sequestration,” began affecting payments received after April 1, 2013. Under current law, for each year through mid-fiscal year 2032, the reimbursement we receive from Medicare, after first taking into account all annual payment adjustments including the market basket update, will be reduced by sequestration unless it is repealed or modified before then. In response to the public health emergency associated with the COVID-19 pandemic, Congress and the President suspended sequestration from May 1, 2020 through March 31, 2022.
Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit in the federal budget, Statutory PAYGO requires OMB to order sequestration of Medicare. In March 2021, President Biden signed the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”). The Congressional Budget Office estimated that the American Rescue Plan Act would result in budget deficits necessitating a 4% reduction in Medicare program payments for 2022 under the Statutory PAYGO, but subsequent legislation enacted by Congress suspended until 2025 the Statutory PAYGO reductions that would have gone into effect.
Additionally, concerns held by federal policymakers about the federal deficit, national debt levels, or healthcare spending specifically, including solvency of the Medicare trust fund, could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and further reductions to provider payments. In October 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act directs HHS, in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the implementation of a new post-acute payment system, we believe this act lays the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. CMS has begun changing current post-acute payment systems to improve comparability of patient assessment data and clinical characteristics across settings, which could make it easier to create a unified payment system in the future. For example, CMS recently established new case-mix classification models for both home health and skilled nursing facilities which rely on patient characteristics rather than the amount of therapy received to determine payments. Another example is CMS’s implementation of the new patient assessment measures for IRFs discussed below. The IMPACT Act also creates additional data reporting requirements for our hospitals. The precise details of these new reporting requirements, including timing and content, are being developed and implemented by CMS through the regulatory process that we expect will continue to take place over the next several years. We cannot quantify the potential effects of the IMPACT Act on us.
Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency, advises Congress on issues affecting Medicare and makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). MedPAC also provides comments to CMS on proposed rules, including the prospective payment system rules. Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt MedPAC’s recommendations in a given year. However, MedPAC’s recommendations have, and could in the future, become the basis for legislative or regulatory action.
In connection with CMS’s final rulemaking for the IRF-PPS in each year since 2008, MedPAC has recommended either no updates to payments or reductions to payments. For example, in a March 2020 report to Congress, MedPAC recommended, among other things, legislative changes to reduce by 5% the base payment rate under IRF-PPS. The March 2020 report also called on the HHS Secretary to conduct focused medical record reviews on IRFs. In its March 2022 report, MedPAC again recommended reduction of the base payment rate under the IRF-PPS by 5%.
In a June 2018 report mandated by the IMPACT Act, MedPAC reiterated its recommendation that Congress adopt a unified payment system for all post-acute care (a “PAC-PPS”) in lieu of separate systems for inpatient rehabilitation facilities (“IRFs”), skilled nursing facilities, long-term acute-care hospitals, and home health agencies. A PAC-PPS would rely on “site neutral” reimbursement based on patients’ medical conditions and other clinical factors rather than the care settings. MedPAC found a PAC-PPS to be feasible and desirable but also suggested many existing regulatory requirements, including, for IRFs, the 60% rule discussed below and the requirement for a minimum of three hours of therapy per day, should be waived or modified as part of implementing a PAC-PPS. MedPAC previously estimated, although we cannot verify the methodology or the accuracy of that estimate, a PAC-PPS would result in a 15% reduction in IRF reimbursements. As a precursor to a PAC-PPS, MedPAC discussed in November 2017 a potential recommendation to change the case-mix weights in each post-acute setting for 2019 and 2020 to a blend of the current setting specific weight and the proposed PAC-PPS weight, which MedPAC suggested would shift money from for-profit and freestanding IRFs to non-profit and hospital-based IRFs. MedPAC has also called for aligning Medicare regulatory requirements across post-acute providers, although the agency has acknowledged it could take years to complete this effort. MedPAC is currently producing another report on the PAC-PPS that is expected to be delivered to Congress before July 2023. Additionally, MedPAC previously has suggested that Medicare should ultimately move from fee-for-service reimbursement to more integrated payment models.
We cannot predict what alternative or additional deficit reduction initiatives, Medicare payment reductions, or post-acute care reforms, if any, will be adopted or enacted into law, or the timing or effect of any initiatives or reductions. Those initiatives or reductions would be in addition to many ordinary course reimbursement rate changes that CMS adopts each year as part of the market basket update rulemaking process for various provider categories. While we do not expect the drive toward integrated payment models, value-based purchasing, and post-acute site neutrality in Medicare reimbursement to subside, there will almost certainly be new or alternative healthcare reforms in the future which may change these initiatives and other healthcare laws and regulations. We cannot predict the nature or timing of any changes to the laws or regulations that either currently affect, or may in the future affect, our business.
There can be no assurance future governmental action will not result in substantial changes to, or material reductions in, our reimbursements. Similarly, we may experience material increases in our operating costs. For example, in 2022, our wage and benefit costs increased at a rate in excess of our aggregate Medicare reimbursement rate increases. In any given year, the net effect of statutory and regulatory changes may result in a decrease in our reimbursement rate, and that decrease may occur at a time when our expenses are increasing. As a result, there could be a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”
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
As noted above, the IMPACT Act mandated that CMS adopt several new quality reporting measures for the various post-acute provider types. The adoption of additional quality reporting measures to track and report will require additional time and expense and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. Currently, CMS requires IRF providers to track and submit patient assessment data to support the calculation of 18 quality reporting measures.
There can be no assurance all of our hospitals will meet quality reporting requirements or quality performance in the future which may result in one or more of our hospitals seeing a reduction in its Medicare reimbursements. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
Reimbursement claims are subject to various audits from time to time and such audits may negatively affect our operations and our cash flows from operations.
We receive a substantial portion of our revenues from the Medicare program. Medicare reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals, are subject to audit from time to time by governmental payors, such as CMS and state Medicaid programs, their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings and other auditors contracted by CMS, and private insurance carriers, as well as the HHS Office of Inspector General (the “HHS-OIG”). As noted above, the clarity and completeness of each patient medical file, some of which is the work product of a physician not employed by us, is essential to successfully challenging any payment denials. If the physicians working with our patients do not adequately document, among other things, their diagnoses and plans of care, our risks related to audits and payment denials in general are greater. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect in the aggregate on our financial position, results of operation, cash flows, and liquidity.
In the context of our inpatient rehabilitation business, one of the common grounds cited for denying a claim or challenging a previously paid Medicare claim in an audit is that the patient’s treatment in a hospital was not medically necessary. The medical record must support that both the documentation and coverage criteria requirements are met for the hospital stay to be considered medically necessary. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting. A Medicare claim may be denied or challenged based on an opinion of the auditor that the record did not evidence medical necessity for treatment in an IRF or lacked sufficient documentation to support the conclusion. Some MACs have in the past applied and are likely in the future to apply their own unique interpretation of CMS coverage rules or impose otherwise arbitrary conditions not set out in the related rules, which has resulted and may in the future result in payment denials.
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
In August 2017, CMS announced the Targeted Probe and Educate (“TPE”) initiative. Under the TPE program, MACs use data analysis to identify healthcare providers with high claim error rates and items and services that have high national error rates. Once a MAC selects a provider for claims review, the initial volume of claims review is limited to 20 to 40 claims. The TPE program includes up to three rounds of claims review with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action, which may include extrapolation of error rates to a broader universe of claims or referral to a UPIC or RAC (defined below). As of December 31, 2022, none of our hospitals have progressed beyond the third round of reviews, so it is unclear how the review process after TPE would proceed. The TPE program takes significant time and effort on the part of the

MACs, and MACs may not be adequately staffed to administer the program correctly or in accordance with Medicare coverage rules. We cannot predict whether the TPE initiative or similar probes or reviews will materially impact our reimbursement or the timeliness of collections from Medicare in the future.
CMS has developed and instituted various audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing MACs. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (“RACs”), receive claims data directly from MACs on a monthly or quarterly basis and are authorized to review previously paid claims. RAC audits of IRFs have focused on reviews of patient coding, medical necessity, and billing accuracy. CMS has, however, authorized RACs to conduct complex reviews of the medical records associated with IRF reimbursement claims. CMS has previously operated a demonstration project that expanded the RAC program to include prepayment review of Medicare fee-for-service claims from primarily acute-care hospitals. It is unclear whether CMS intends to conduct RAC prepayment reviews in the future and if so, what providers and claims would be the focus of those reviews.
CMS has also established contractors known as the Uniform Program Integrity Contractors (“UPICs,” formerly known as Zone Program Integrity Contractors). These contractors conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the United States Department of Justice (“DOJ”). Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the error. In December 2017, we received notice of a UPIC audit at one of our hospitals. The UPIC sampled 100 claims and challenged the propriety of a subset of the sample representing $1.3 million in previously paid claims. The UPIC extrapolated the alleged error rate to all claims from that hospital during a period of approximately four years, resulting in an alleged overpayment of $33.9 million. Our MAC later reduced the determination of overpayment to $30.5 million, which it collected through recoupment of current claims during 2019. We appealed the overpayment determination to an Administrative Law Judge (“ALJ”), who heard the appeal in August 2021. In October 2022, the ALJ overturned $12.5 million of the overpayment determination. We received payment of this amount, plus $3.2 million in interest, in December 2022. We have appealed the remaining $18.0 million of the overpayment determination to the next level of administrative appeal, challenging both the denials and the improper use of extrapolation. It is not possible to predict when this matter will be resolved or the ultimate outcome.
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
Our third-party payors may also, from time to time, request audits of the amounts paid, or to be paid, to us. We could be adversely affected in some of the markets where we operate if the auditing payor alleges substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations. Similarly, there can be no assurance that our current or future MACs will not make restrictive or otherwise incorrect interpretations of Medicare coverage rules. Because one MAC has jurisdiction over a significant number of our hospitals and our hospitals derive a substantial portion of their revenue from Medicare, the adoption of restrictive or otherwise incorrect interpretations of coverage rules by that MAC could result in a large number of payment denials and materially and adversely affect our financial position, results of operations, and cash flows.

Delays in the administrative appeals process associated with denied Medicare reimbursement claims could delay or reduce our reimbursement for services previously provided.
Ordinary course Medicare pre-payment denials by MACs, as well as denials resulting from audits, are subject to appeal by providers. HHS provides an appeals process through its ALJs. We have historically appealed a majority of our denials. Due to the sheer number of appeals by all Medicare providers and various administrative inefficiencies, including a shortage of judges, appeals that are required by statute to be resolved in a matter of months have commonly taken years to complete. In recent years, this protracted appeals process led to a significant backlog of appeals of denials, which a federal judge ultimately ordered HHS to resolve by the end of 2022. By December 31, 2022, we cleared substantially all of our backlog awaiting ALJ hearing.
Changes implemented by CMS to resolve the appeal backlog may have harmed the ability of providers like us to recover on valid Medicare claims. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”). Beginning in March 2020, OMHA increased the frequency of ALJ hearings and the number of claims set at each hearing, which we believe adds to the substantive and procedural deficiencies in the ALJ appeals process. We are exploring various remedies to counter those deficiencies. We believe it is too early to determine what impact, if any, these recent changes in the appeals process will have on our long-term success rate or Net operating revenues.
Providers may appeal adverse ALJ rulings to the Department of Appeals Boards (the “DAB”), the final level of administrative review. As of December 31, 2022, we have appealed approximately $52 million in claims awaiting review at the DAB. In addition, we have appealed approximately $6 million in claims denied by the DAB to several United States District courts, all of which are pending review as of December 31, 2022.
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

	New Denials	Collections of Previously Denied Claims	Revenue Reserve for New Denials
	(In Millions)
2022	$59.2	$35.8	$6.4
2021	0.8	29.3	0.4
2020	1.7	22.0	1.3
2019	20.2	14.9	6.1
2018	10.2	14.1	3.0
We record our estimates for pre-payment denials and for post-payment audit denials that will ultimately not be collected as a component of Net operating revenues. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements. We may experience decreases in Net operating revenues and decreases in cash flow as a result of the increasing unresolved denials and the associated increasing accounts receivable, which may in turn force us to change the patients we admit and conditions we treat. Any of these impacts could have an adverse effect on our financial position, results of operations, and liquidity. Although Congress has considered legislation to reform and improve the Medicare audit and appeals process, we cannot predict what, if any, legislation will be adopted or what, if any, effect that legislation might have on the audit and appeals process.
Changes in our payor mix or the acuity of our patients could adversely affect our Net operating revenues or our profitability.
Many factors affect reimbursement rates for our services and, in turn, our revenues. These factors include the treating facility’s urban or rural status, the length of stay, the payor and its applicable rate of reimbursement, and the patient’s medical condition and impairment status (acuity). The reimbursement rates we receive from traditional Medicare fee-for-service are generally higher than those received from other payors, although the difference between traditional Medicare and Medicare Advantage payments for inpatient rehabilitation care has decreased in the last several years. Over the same period, we have seen a shift in the payor mix from traditional Medicare to Medicare Advantage and other managed care providers. Not only do Medicare Advantage and managed care payors generally pay us less, but we would expect bad debt to be slightly higher for patients covered by Medicare Advantage and managed care as patients typically retain more payment responsibility under those arrangements.

We have also experienced a shift in recent years to a slightly larger percentage of Medicaid patients, driven in part by the expansion of coverage consistent with the intent of the ACA and the expansion of coverage resulting from regulatory actions during the COVID-19 public health emergency. Medicaid reimbursement rates are almost always the lowest among those of our payors, and frequently Medicaid patients come to us with other complicating conditions that make treatment more difficult and costly. We cannot predict the growth of, or changes to, Medicaid, but President Biden has stated that he favors extending public health insurance coverage to low income individuals currently ineligible for Medicaid.
We could also experience a shift to a lower average patient acuity which typically results in lower reimbursement rates regardless of the payor. Both a shift in our payor mix away from Medicare fee-for-service and a shift to a lower patient acuity would likely adversely affect reimbursement. See the “Results of Operations—Net Operating Revenues” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot predict the extent to which our payor mix may shift to lower reimbursement rate payors. We have in recent years experienced, and in the future may, experience shifts in our payor mix or the acuity of our patients that could adversely affect our reimbursement, Net operating revenues, and profitability.
Delays in collection or non-collection of our accounts receivable could adversely affect our business, financial position, results of operations, cash flows, and liquidity.
Reimbursement is typically conditioned on our documenting medical necessity and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered. Billing and collection of our accounts receivable are further subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by nongovernment payors. Our inability to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could have a material adverse effect on our business, financial position, results of operations, cash flows, and liquidity.
In addition, timing delays in billings and collections may increase our working capital burden. Working capital management, including prompt and diligent billing and collection, is an important factor in our financial position and results of operations and in maintaining liquidity. It is possible that Medicare, Medicaid, documentation support, system problems or other provider issues or industry trends, particularly with respect to newly acquired entities for which we have limited operational experience, may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.
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
A change in our estimates of collectability or a delay in collection of accounts receivable could adversely affect our results of operations and liquidity. The estimates are based on a variety of factors, including the length of time receivables are past due, significant one-time events, contractual rights, client funding, political pressures, discussions with clients, and historical experience. A delay in collecting our accounts receivable, or the non-collection of accounts receivable, including, without limitation, in connection with our transition and integration of acquired companies and the attendant movement of underlying billing and collection operations from legacy systems to future systems, could have a material negative impact on our results of operations and liquidity, and we could be required to record impairment charges on our financial statements.

Efforts to reduce payments to healthcare providers undertaken by third-party payors, conveners, and referral sources could adversely affect our revenues and profitability.
Health insurers and managed care companies, including Medicare Advantage plans, may utilize certain third parties, known as conveners, to attempt to control costs. Conveners offer patient placement and care transition services to those payors as well as bundled payment participants, ACOs, and other healthcare providers with the intent of managing post-acute utilization and associated costs. Conveners may influence referral source decisions on which post-acute setting to recommend, as well as how long to remain in a particular setting. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher acuity post-acute settings altogether or move as soon as practicable to lower acuity settings as those settings are reimbursed at lower rates due to the lower level of care they are required to provide. Conveners are not healthcare providers and may suggest a post-acute setting or duration of care that may not be appropriate from a clinical perspective potentially resulting in worse patient outcomes and costly acute-care hospital readmissions.
We also depend on referrals from physicians, acute-care hospitals, and other healthcare providers in the communities we serve. As a result of various alternative payment models, many referral sources are becoming increasingly focused on reducing post-acute costs by eliminating post-acute care referrals or referring patients to perceived low-cost post-acute settings rather than rehabilitation hospitals, sometimes without understanding the potential impact on patient outcomes over an entire episode of care. Our ability to attract patients could be adversely affected if any of our hospitals fail to provide or maintain a reputation for providing high-quality care on a cost-effective basis as compared to other providers.
Other Regulatory Risks
The ongoing evolution of the healthcare delivery system, including alternative payment models and value-based purchasing initiatives, in the United States may significantly affect our business and results of operations.
The healthcare industry in general is facing regulatory uncertainty around attempts to improve outcomes and reduce costs, including coordinated care and integrated payment models. In an integrated payment model, hospitals, physicians, and other care providers are reimbursed in a fashion meant to encourage coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the overall value and quality (as determined by outcomes) of the services they provide to a patient rather than the number and nature of services they provide. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new payment model would represent a significant evolution or transformation of the healthcare industry, which may have a significant impact on our business and results of operations.
In recent years, HHS has been studying the feasibility of bundling, including conducting a voluntary, multi-year bundling pilot program to test and evaluate alternative payment methodologies. CMS’ voluntary Bundled Payments for Care Improvement Advanced (“BPCI Advanced”) initiative began October 1, 2018, runs through December 31, 2025, and covers 29 types of inpatient, three types of outpatient clinical episodes, and two multi-setting clinical episodes, including stroke and hip fracture. Providers participating in BPCI Advanced are subject to a semi-annual reconciliation process where CMS compares the aggregate Medicare expenditures for all items and services included in a clinical episode against the target price for that type of episode to determine whether the participant is eligible to receive a portion of the savings, or is required to repay a portion of the payment above target. Accordingly, reimbursement may be increased or decreased, compared to what would otherwise be due, based on whether the total Medicare expenditures and patient outcomes meet, exceed or fall short of the targets.
Similarly, CMS has established per the ACA several separate ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”), a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Under the MSSP, there are two ACO tracks from which participants can choose. Each track offers a different degree to which participants share any savings realized or any obligation to repay losses suffered. The ACO rules adopted by

CMS are extremely complex and remain subject to further refinement by CMS. Based on the CMS data below, the MSSP has not experienced growth in recent years.

	Number of ACOs	Assigned Beneficiaries
		(In Millions)
2023	456	10.9
2022	483	11.0
2021	477	10.7
2020	517	11.2
We continue to evaluate, on a case-by-case basis, appropriate BPCI Advanced and ACO participation opportunities for our hospitals. We are party to 30 participation or preferred provider agreements in connection with these alternative payment models. The associated hospitals have treated only a limited number of patients under these alternative payment models to date.
On November 16, 2015, CMS published its final rule establishing the Comprehensive Care for Joint Replacement (“CJR”) payment model, which holds acute-care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. The CJR originally was mandatory for the acute-care hospitals in the 67 geographic areas covered. On November 30, 2017, CMS issued a final rule making the CJR voluntary in 33 of those areas. The CJR model’s original five-year term ended in December 2020, but CMS extended the model through 2024 for most providers in the 34 geographic areas with mandatory participation. Under CJR, healthcare providers in the mandatory participation areas are paid under existing Medicare payment systems. However, CMS holds the acute-care hospital where a joint replacement takes place accountable for the quality and costs of care for the entire episode of care — from the time of the original admission through 90 days after discharge. Depending on the quality and cost performance during the entire episode, the acute-care hospital may receive an additional payment or be required to repay Medicare a portion of the episode costs. As a result, CMS believes acute-care hospitals are incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need in an efficient manner. Acute-care hospitals participating in the CJR model may enter into risk-sharing financial arrangements with post-acute providers, including IRFs. CJR has not had a material impact on our hospitals.
HHS and CMS continue to explore ways to encourage and facilitate increased participation in alternative payment models and value-based purchasing initiatives. For example, the HHS-OIG and CMS finalized rules in 2020 modernizing the Anti-Kickback Statute and Stark law to, in part, promote a more coordinated, value-based system of care. The bundling and ACO initiatives have served as motivating factors for regulators and healthcare industry participants to identify and implement workable coordinated care and integrated payment models. Broad-based implementation of a new payment model would represent a significant transformation for us and the healthcare industry generally. The nature and timing of the evolution or transformation of the current healthcare system to coordinated care delivery and integrated payment models and value-based purchasing remain uncertain. The development of new delivery and payment systems will almost certainly take significant time and expense. Many of the alternative approaches, including those discussed above, being explored may not work or could change substantially prior to any nationwide implementations. While only a small percentage of our business currently is or is anticipated to be subject to the alternative payment models discussed above, we cannot be certain these models will not be expanded or made standard or new models will not be implemented broadly.
Additionally, as the number and types of bundling, direct contracting, and ACO models increase, the number of Medicare beneficiaries who are treated in one of the models increases. Our willingness or inability to participate in integrated payment and other alternative payment models and the referral patterns of other providers participating in those models may limit our access to Medicare patients who would benefit from treatment in inpatient rehabilitation hospitals. In an attempt to reduce costs, ACOs may seek to discourage referrals to post-acute care all together. To the extent that acute-care hospitals participating in those models do not perceive our quality of care or cost efficiency favorably compared to alternative post-acute providers, we may experience a decrease in volumes and Net operating revenues, which could adversely affect our financial position, results of operations, and cash flows. For further discussion of coordinated care and integrated payment models and value-based purchasing initiatives, the associated challenges, and our efforts to respond to them, see the “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
On September 30, 2019, CMS adopted a new rule as called for by the IMPACT Act that revises the discharge planning requirements applicable to our inpatient rehabilitation hospitals. Effective November 29, 2019, CMS requires every hospital (including IRFs) to have a discharge planning process that focuses on patients’ goals and preferences and on preparing them and, as appropriate, their caregivers, to be active partners in their post-discharge care. For our hospitals, this rule requires instituting standardized procedures to identify those patients who are likely to suffer adverse health consequences upon discharge in the absence of adequate discharge planning and to provide a discharge planning evaluation for such patients to ensure that appropriate arrangements for post-hospital care are made before discharge. At the time of discharge, a hospital must transfer or refer the patient, along with all necessary medical information pertaining to the patient’s current course of illness and treatment, post-discharge goals of care, and treatment preferences, to the appropriate post-acute care service providers and suppliers, facilities, agencies, and other outpatient service providers and practitioners responsible for the patient’s follow-up or ancillary care. Patients must also be informed of all post-acute providers in the area and, for patients enrolled in managed care organizations, in network providers must be identified if the hospital has that information. Additional information must be provided to patients who are discharged home and referred for home health agency services or who are referred to other post-acute care services. In areas where we are not part of a managed care network with significant enrollment, this discharge planning rule may negatively affect the number of patients choosing us.
In accordance with requirements adopted pursuant to the IMPACT Act, CMS implemented requirements to publish certain Medicare spending per beneficiary measures for each inpatient rehabilitation hospital in October 2016. The intent of tracking and publishing this data is to evaluate a given provider’s payment efficiency relative to the efficiency of the national median provider in that provider’s post-acute segment. CMS believes this measure will encourage improved efficiency and coordination of care in the post-acute setting by holding providers accountable for Medicare resource use during an episode of care. However, the measures may be misleading as they do not incorporate patient outcomes associated with those resources used. CMS has not proposed to compare payment efficiency across provider segments.
On December 14, 2020, CMS announced the proposal of a five-year review choice demonstration for inpatient rehabilitation services (the “IRF RCD”). CMS plans to implement the demonstration in Alabama, and then expand to Pennsylvania, Texas, and California. The proposed timing of this demonstration is not known. We operate 46 inpatient rehabilitation hospitals (representing approximately 32% of our IRF Medicare claims) in those four states. After the initial four states, CMS intends to expand the demonstration to include additional IRFs based on the Medicare Administrative Contractor to which those IRFs submit claims. Under the demonstration, participating IRFs would have an initial choice between pre-claim or post-payment review of 100% of claims submitted to demonstrate compliance with applicable Medicare coverage and clinical documentation requirements. Under the pre-claim review choice, services could begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted and reviewed before the final claim is submitted for payment. Under the post-payment review choice, IRFs would provide services, submit all claims for payment following their normal processes, and then submit required documentation for medical review. If 90% or more of its claims are found to be valid, the IRF may then opt out of the RCD review, except for spot reviews of samples consisting of 5% of total claims. The IRF RCD would not create new documentation requirements. A number of key details on this proposal have yet to be released, and it is not clear how or when CMS will implement this demonstration. We may experience temporary decreases in Net operating revenues and in cash flow, or we may incur costs associated with patient care for which the Medicare claim is subsequently denied, which could have an adverse effect on our financial position, results of operations, and liquidity.
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
Of note, the HHS-OIG periodically updates a work plan that identifies areas of compliance focus. In recent years, the HHS-OIG work plans for IRFs have focused on, among other items, the appropriate utilization of concurrent and group therapy and adverse and temporary harm events occurring in IRFs. In January 2020, the HHS-OIG announced an audit to review incentives under the IRF-PPS to discharge patients prematurely to home health agencies. Following this audit, the HHS-OIG announced in December 2021 its recommendation to CMS to establish an IRF transfer payment policy for early discharges to home health care in which the IRF would only receive a per diem rate in lieu of the full case-mix payment. The HHS-OIG estimated the policy could have reduced total Medicare payments to IRFs in 2017 and 2018 by between 6% and 7%.
In September 2018, the HHS-OIG released a report purporting to identify a high error rate (approximately 80% of claims) among inpatient rehabilitation hospital admissions in a small sample of 220 claims. Based on its findings, the HHS-OIG extrapolated the error rate to the universe of inpatient rehabilitation claims and, among other things, recommended reevaluation of the IRF-PPS. However, that HHS-OIG report involved an extremely small sample size, was not a random sample of cases, included some citations to coverage requirements that did not match actual regulations, appeared to conflate technical documentation requirements with medical necessity determinations, and was at odds with actual MAC reviews of claims during that same timeframe which found substantially lower error rates. On September 15, 2022, the HHS-OIG updated its work plan to conduct a nationwide audit of IRF claims in order to determine the extent to which CMS could clarify the Medicare IRF claim payment criteria. The HHS-OIG expects to issue a report on this in fiscal year 2024. An HHS-OIG work plan, audit or similar future efforts could result in proposed changes to the payment systems for providers or increased denials of Medicare claims for patients notwithstanding the referring physicians’ judgment that treatment is appropriate.
As the recent HHS-OIG work plans demonstrate, the clarity and completeness of each patient medical file, some of which is the work product of a physician not employed by us, are essential to demonstrating our compliance with various regulatory and reimbursement requirements. For example, to support the determination that a patient’s IRF treatment was medically necessary, the file must contain, among other things, an admitting physician’s assessment of the patient as well as a post-admission assessment by the treating physician and other information from clinicians relating to the plan of care and the therapies being provided. These physicians are not employees. They exercise independent medical judgment. We and our hospital medical directors, who are independent contractors, provide training on a regular basis to the physicians who treat patients at our hospitals regarding appropriate documentation. However, we ultimately do not and cannot control the physicians’ medical judgment. In connection with subsequent payment audits and investigations, there can be no assurance as to what opinion a third party may take regarding the status of patient files or the physicians’ medical judgment evidenced in those files.
On March 4, 2013, we received document subpoenas from an office of the HHS-OIG addressed to four of our hospitals. On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. Those subpoenas requested documents, including copies of patient medical records, related to reimbursement claims submitted during periods ranging from January 2008 through December 2013. The associated investigation led by DOJ was based on whistleblower claims of alleged improper or fraudulent claims submitted to Medicare and Medicaid and requested documents and materials relating to practices, procedures, protocols and policies of certain pre- and post-admissions activities at these hospitals including marketing functions, pre-admission screening, post-admission physician evaluations, patient assessment instruments, individualized patient plans of care, and compliance with the Medicare 60% rule. Under the Medicare rule commonly referred to as the “60% Rule,” 60% or more of the patients of an IRF must have at least one of a specified list of medical conditions in order to be reimbursed at the IRF-PPS payment rates, rather than at the lower acute-care hospital payment rates. We settled the DOJ investigation, together with the related qui tam or whistleblower lawsuits, in 2019 for a total payment of $48 million. In return for the settlement payment, the plaintiffs dismissed with prejudice their pending qui tam claims, and DOJ provided Encompass Health and all its subsidiaries with a release from civil liability.
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
Because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. As discussed above in connection with the ACA, the federal government has in the last couple of years made compliance enforcement and fighting healthcare fraud top priorities. In the past few years, DOJ and HHS as well as federal lawmakers have significantly increased efforts to ensure strict compliance with various reimbursement related regulations as well as combat healthcare fraud. DOJ has pursued and recovered record amounts based on alleged healthcare fraud. The increased enforcement efforts have frequently included aggressive arguments and interpretations of laws and regulations that pose risks for all providers. For example, the federal government has increasingly asserted that incidents of erroneous billing or record keeping may represent violations of the FCA. Human error and oversight in record keeping and documentation, particularly where those activities are the responsibility of non-employees, are always a risk in business, and healthcare providers and independent physicians are not immune to this risk. Additionally, the federal government has been willing to challenge the medical judgment of independent physicians in determining issues such as the medical necessity of a given treatment plan.
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
Additionally, the federal government is increasingly turning to statistical sampling and extrapolation to expand claims denials and enforcement efforts and advocate for changes in reimbursement policy. Through sampling and extrapolation, the government takes a review of a small number of reimbursement claims and generalizes the results of that review to a much broader universe of claims, which can result in significant increases in the aggregate number and value of claims at issue. Increasing use of extrapolation can be found in payment review audits, such as those conducted by RACs and UPICs. In addition to payment reviews, government agencies may allege compliance violations, including submission of false claims, based on sampling and extrapolation and seek to change reimbursement policy. For example, the HHS-OIG issued a report in September 2018 purporting to identify a high error rate (approximately 80% of claims) among inpatient rehabilitation hospital admissions in a small sample of 220 claims. Based on its findings, the HHS-OIG extrapolated the error rate to the universe of inpatient rehabilitation claims and, among other things, recommended reevaluation of the IRF-PPS. However, the HHS-OIG report involves an extremely small sample size, is not a random sample of cases, includes incorrect references to coverage requirement regulations, appears to conflate technical documentation requirements with medical necessity determinations, and is at odds with actual MAC reviews of claims during that same timeframe which found substantially lower error rates. Notwithstanding the technical statistical flaws that can arise in sampling small groups of claims and the extremely problematic nature of extrapolation in the context of individualized decisions of medical judgment as some courts have noted, sampling and extrapolation pose a growing risk to healthcare providers in the form of more significant claims of overpayments and increased legal costs to defend against these problematic regulatory practices. In a recent federal court case, the Fifth Circuit Court of Appeals ruled in favor of CMS and affirmed the application of extrapolation errors identified in a sample of claims to support larger claims for overpayment. As discussed under "Reimbursement Risks” above, we are currently challenging, among other things, the use of extrapolation in a 2017 UPIC audit. Any associated loss of revenue or increased legal costs could materially and adversely affect our financial position, results of operations, and cash flows.

Efforts to comply with regulatory mandates to increase the use of electronic health data and health system interoperability may lead to enforcement and negative publicity which could adversely affect our business.
For many years, a primary focus of the healthcare industry has been to increase the use of electronic health records, or “EHR,” and the sharing of the health data among providers, payors and other members of the industry. The federal government has been a significant driver of that initiative through rules and regulations. In 2009, as part of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, the federal government set aside $27 billion of incentives for acute-care hospitals and other providers, not including IRFs, to adopt EHR systems. In 2020, CMS and HHS’s Office of the National Coordinator for Health IT (“ONC”) finalized policy changes implementing interoperability, information blocking, and patient access provisions of the 21st Century Cures Act and supporting the MyHealthEData initiative, designed to allow patients to access their health claims information electronically through the application of their choosing. The companion rules will transform the way in which healthcare providers, health information technology developers, health information exchanges/health information networks (“HIEs/HINs”), and health plans share patient information. For example, the ONC rule prohibits healthcare providers, health IT developers, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, also known as “information blocking.” The ONC rule also requires regulated actors to respond to requests for electronic health information in the content and manner requested, with some exceptions. Enforcement of ONC’s and CMS’ new health information access, exchange, and use standards promulgated in the 2020 rules began in 2021, and noncompliance can result in civil monetary penalties, exclusion from participation in federal health care programs and other appropriate “disincentives” that have not yet been identified by the agencies. The HHS-OCR patient right of access initiative, which began in late 2019 and has similar objectives to the new ONC initiative, such as promoting and enforcing patient access to health information, has led to dozens of settlements of enforcement actions.
The goals of increased use of electronic health data and interoperability are improved quality of care and lower healthcare costs generally. However, increased use of electronic health data and interoperability inherently magnifies the risk of security breaches involving that data and information systems used to share it, which risk is discussed under “Other Operational Risks” below. Additionally, interoperability and the sharing of health information have received increasingly negative publicity. There is at least one well publicized instance where organizations received significant negative publicity for sharing health data despite having appeared to comply in all respects with privacy law. There can be no assurance that our efforts to improve the care we deliver and to comply with the law through increasing use of electronic data and system interoperability will not receive negative publicity that may materially and adversely affect our ability to get patient referrals or enter into joint ventures with other providers or may lead to greater regulatory scrutiny. Negative publicity may also lead to federal or state regulation that conflicts with current federal policy and interferes with the healthcare industry’s efforts to improve care and reduce costs through use of electronic data and interoperability.
If any of our hospitals fail to comply with the Medicare enrollment requirements or conditions of participation, that hospital could be terminated from the Medicare program.
Each of our hospitals must comply with extensive enrollment requirements and conditions of participation for the Medicare program. If any of our hospitals fail to meet any of the Medicare enrollment requirements or conditions of participation, we may receive a notice of deficiency from the applicable survey agency or contractor, as applicable. If that hospital then fails to institute an acceptable plan of correction and correct the deficiency within the applicable correction period, it could lose the ability to bill Medicare. A hospital could be terminated from the Medicare program if it fails to address the deficiency within the applicable correction period. If CMS terminates one hospital, it may increase its scrutiny of others under common control. From time to time, we have individual hospitals that receive notices of deficiency. To date, we have addressed those as they have arisen, and we have not experienced a termination.
On September 5, 2019, CMS released a final rule that will implement over a period of time additional provider enrollment provisions and create several new revocation and denial authorities in an attempt to bolster CMS’ efforts to prevent waste, fraud and abuse. A few provisions of this new rule could significantly increase the complexity of filing enrollment applications for all of our provider entities, including increased burden related to tracking and identifying required reporting data from our joint venture partners. This rule requires Medicare and Medicaid providers and suppliers to disclose any current or previous (in the last five years), direct or indirect affiliation with a provider or supplier that has ever had a disclosable event. A disclosable event is any uncollected debt to Medicare or Medicaid, payment suspension under a federal health care program, denial, revocation or termination of enrollment (even if it is under appeal), or exclusion by the HHS-OIG from participation in a federal health care program. The rule also broadens the definition of an affiliation, including many indirect ownership or control situations such as ownership interests in a publicly traded company. If CMS determines an affiliation with a disclosable event poses an undue risk of fraud, waste or abuse, then the provider reporting that affiliation may be subject to exclusion from Medicare. Currently, information regarding uncollected debt, payment suspensions and enrollment actions are not generally available, so obtaining such information on affiliates could prove difficult or impossible in some situations. CMS intends to issue further guidance on the level of effort it expects providers to undertake to uncover information on their affiliates.
Under this new rule, CMS may revoke a provider’s Medicare enrollment, including all of the provider’s locations, if the provider bills for services performed at, or items furnished from, one location that it knew or should have known did not comply with Medicare enrollment requirements, including making the disclosures discussed above. CMS has the ability to prevent applicants from enrolling in the program for up to three years if a provider is found to have submitted false or misleading information in its initial enrollment application. Additionally, CMS can now block providers and suppliers who are revoked from re-entering the Medicare program for up to 10 years. CMS may also revoke a provider’s enrollment if it fails to report on a timely basis any change in ownership or control, revocation or suspension of a federal or state license or certification, or any other change in its enrollment data.
Any termination of one or more of our hospitals from the Medicare program for failure to satisfy the enrollment requirements or conditions of participation could materially adversely affect our business, financial position, results of operations, and cash flows.
If we are found to have violated applicable privacy and security laws and regulations or our contractual obligations, we could be subject to sanctions, fines, damages and other civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operation and liquidity.
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
The management of protected health information (“PHI”) is subject to several regulations at the federal level, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the HITECH Act. The HIPAA privacy and security regulations protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information, and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HITECH Act strengthened HIPAA enforcement provisions and authorized state attorneys general to bring civil actions for HIPAA violations. It also permits HHS to conduct audits of HIPAA compliance and impose significant civil monetary penalties even if we did not know and could not reasonably have known about a violation. If we are found to have violated the HIPAA privacy or security regulations or other federal or state laws protecting the confidentiality of patient health or personal information, including but not limited to the HITECH Act, we could be subject to litigation, sanctions, fines, damages and other civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial position, results of operations and liquidity.
Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PHI. For example, various states, including Virginia, California, Massachusetts, Florida, Utah, and Colorado, have implemented privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of personally identifiable information, including PHI, and many other states have proposed similar laws and regulations. These laws in many cases are more restrictive or impose more obligations than, and may not be preempted by, the HIPAA rules, apply to employees and business contacts as well as patients, and may be subject to new and varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us to additional expense, adverse publicity and liability. We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The U.S. Congress has considered, but not yet passed, several comprehensive federal data privacy bills over the past few years, such as the CONSENT Act, which was intended to be similar to the landmark 2018 European Union General Data Protection Regulation. We expect federal data privacy laws to continue to evolve.

In the absence of a comprehensive federal privacy law, there is increased focus at the state and local level on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, we have seen significant changes to data privacy regulations across the United States. New legislation proposed or enacted will continue to shape the data privacy environment. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may conflict with each other, which significantly complicates compliance efforts.
In addition, all 50 U.S. states and the District of Columbia have enacted breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states frequently amend existing laws, requiring attention to changing regulatory requirements.
We also may be contractually required to notify patients or other counterparties of a security breach. Although we have contractual protections with many of our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.
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
This rule imposes significant initial and ongoing burdens on hospitals to track and publish various billing information. In the event a hospital fails to comply with the new requirements and does not complete the prescribed corrective action, CMS may impose a civil monetary penalty of between $300 and $5,500 per day.
Many states have also passed or are debating legislation establishing price transparency websites or mandating that health plans or hospitals make price information available to consumers. The associated reporting obligations vary from state to state. We cannot predict what the adverse effects, if any, of this new CMS rule or any state law or regulation, such as the effect on relations with managed care payors and referral sources, may be for us. The maximum penalty for violations is more than $2 million per hospital, so our failure to maintain compliance with this rule could adversely affect our financial position, results of operations, and cash flows.
Other Operational Risks
The proper function, availability, and security of our information systems are critical to our business and failure to maintain proper function, availability, or security of our information systems or protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We are and will remain dependent on the proper function, availability and security of our and third-party information systems, including our electronic clinical information system, referred to as ACE-IT, which plays a substantial role in the operations of the hospitals, and the cloud service providers we directly and indirectly use. We undertake measures to protect the safety and security of our information systems and the data maintained within those systems, and we periodically test the adequacy of our security, business continuity, and disaster recovery measures. We have implemented administrative, technical and physical controls on our systems and devices in an attempt to prevent unauthorized access to that data, which includes patient information subject to the protections of HIPAA and the HITECH Act and other sensitive information. For additional discussion of these laws, see Item 1, Business, “Regulation.”
We expend significant capital to protect against the threat of security breaches, including cyber attacks, email phishing schemes, malware and ransomware. Substantial additional expenditures may be required to respond to and remediate any problems caused by breaches, including the unauthorized access to or theft of patient data and protected health information stored in our information systems and the introduction of computer malware or ransomware to our systems. We also provide our employees annual training and regular reminders on important measures they can take to prevent breaches and other cyber threats, including phishing schemes. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information and the disruption of healthcare services through the use of advanced persistent threats and ransomware attacks. In recent years, several hospitals have reported being victims of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. Large, national healthcare systems have reported ransomware attacks that forced their facilities to operate without access to information systems for some time and, to some extent, inhibited their ability to admit patients. We are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, breach or unavailability of our and our vendors’ information systems, including systems used in acquired operations, and third-party systems we use.

Threat actors continue to attempt to exploit commonly used software and services to gain remote access to a large number of the information systems of the businesses using the software and services. For example, in both 2021 and 2022, Microsoft reported a vulnerability within its widely deployed email exchange services. In December 2021, widespread exploitation of a vulnerable logging software installed within commonly used applications, services, and websites gave threat actors the ability to execute code remotely and potentially take control of affected systems. In these instances, we conducted forensics investigations of our systems containing these software applications using all the indicators of compromise provided by leading security experts. Our forensic analysis to date has discovered no indicators of compromise. Generally, we, working with our cyber security vendors, attempt to monitor various channels and sources to identify vulnerabilities and threats in both third-party vendor software and services as well as our own systems and to mitigate the risks promptly. We also routinely work with industry and governmental cyber security partners to identify and combat cyber threats, which are particularly acute in the healthcare industry. There can be no assurance that we will identify or adequately mitigate all threats to our systems, particularly in light of the number of well-funded and organized threat actors working to attack healthcare providers.
To date, we are not aware of having experienced a material compromise from a cyber breach or attack. However, given the increasing cyber security threats in the healthcare industry, there can be no assurance we will not experience business interruptions; data loss, ransom, misappropriation or corruption; theft or misuse of proprietary data, patient or other personally identifiable information; or litigation, investigation, or regulatory action related to any of those, any of which could have a material adverse effect on our patient care, ability to admit patients, financial position, and results of operations and harm our business reputation.
A compromise of our network security measures or other controls, or of those businesses or vendors with whom we interact, including our direct and indirect cloud service providers, which results in confidential information being accessed, obtained, damaged or used by unauthorized persons, or unavailability of systems necessary to the operation of our business, could impact patient care, harm our reputation, and expose us to significant remedial costs as well as regulatory actions (fines and penalties) and claims from patients, financial institutions, regulatory and law enforcement agencies, and other persons, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows. The nature of our business requires the sharing of protected health information and other sensitive information among employees and healthcare partners, many of whom carry and access portable devices outside of our physical locations, which in turn increases the risk of loss, theft or inadvertent disclosure of that information. Moreover, a security breach, or threat thereof, could require that we expend significant resources to repair or improve our information systems and infrastructure and could distract management and other key personnel from performing their primary operational duties. In the case of a material breach or cyber attack, the associated expenses and losses may exceed our current insurance coverage for such events. Some adverse consequences are not insurable, such as reputational harm and third-party business interruption. Failure to maintain proper function, security, or availability of our information systems or protect our data against unauthorized access, or the failure of one or more of our key partners, vendors, or other counterparties to do these things, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
ACE-IT is subject to a licensing, implementation, technology hosting, and support agreement with Oracle Cerner Corporation. In addition, we have a number of partners and non-software vendors with whom we share data in order to provide patient care and otherwise operate our business. In fact, federal laws and regulations require interoperability among healthcare entities in many circumstances. Our inability, or the inability of our partners or vendors, to continue to maintain and upgrade information systems, software, and hardware could disrupt or reduce the efficiency of our operations, including affecting patient care. A security breach or other system failure involving Oracle Cerner or another third-party with whom we share data or system connectivity could compromise our patient data or proprietary information or disrupt our ability to operate. In addition, costs, unexpected problems, and interruptions associated with the implementation or transition to new systems or technology or with adequate support of those systems or technology across numerous hospitals could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We face intense competition for patients from other healthcare providers.
We operate in the competitive, fragmented inpatient rehabilitation industry. Although we are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. For example, acute-care hospitals, including those owned and operated by large public companies, may choose to expand or begin offering post-acute rehabilitation services. Given that approximately 91% of our hospitals’ referrals come from acute-care hospitals, that increase in competition could materially and adversely affect our admission referrals in the related markets. There are also large acute-care systems that may have more resources available to compete than we have. Other providers of post-acute care services may attempt to become competitors in the future. For example, some nursing homes, including at least one public company operator, have been marketing themselves as offering certain rehabilitation services, even though nursing homes are not required to offer the same level of care, and are not licensed, as hospitals.
Competing companies may offer newer or different services from those we offer or have better relationships with referring physicians and may thereby attract patients who are presently, or would be candidates for, receiving our inpatient rehabilitation services. The other public companies and large health insurance companies expanding into post-acute care have or may obtain significantly greater marketing and financial resources or other advantages of scale than we have or may obtain. Other companies, including hospitals and other healthcare organizations that are not currently providing competing services, may expand their services to include inpatient rehabilitation services.
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
Providing quality patient care is fundamental to our business. We believe hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare began to impose a financial penalty upon acute-care hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to post-acute providers who can differentiate themselves based upon quality, particularly by achieving low acute-care hospital readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. If we should fail to attain our goals regarding acute-care hospital readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.
If we are unable to maintain or develop relationships with patient referral sources, our growth and profitability could be adversely affected.
Our success depends in large part on referrals from physicians, hospitals, case managers and other patient referral sources in the communities we serve. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. However, there can be no assurance that individuals will not attempt to steer patients to competing post-acute providers or otherwise limit our access to potential referrals. The establishment of joint ventures or networks between referral sources, such as acute-care hospitals, and other post-acute providers may hinder patient referrals to us. The growing emphasis on integrated care delivery across the healthcare continuum increases that risk.
Our growth and profitability depend on our ability to establish and maintain close working relationships with patient referral sources and to increase awareness and acceptance of the benefits of inpatient rehabilitation care by our referral sources and their patients. We cannot provide assurance that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to grow our business and operate profitably.
We may have difficulty completing joint ventures, investments and transactions that increase our capacity consistent with our growth strategy.
We may selectively pursue strategic acquisitions of, and we frequently pursue joint ventures with, other healthcare providers. We may face limitations on our ability to identify sufficient joint venture, acquisition or other development targets and to complete those transactions to meet goals.
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
Changes in federal laws or regulations may also materially adversely impact our ability to acquire hospitals or open de novo hospitals. Under the Biden administration, DOJ has announced its intention to be much more aggressive in challenging mergers and acquisitions it believes present anti-trust concerns. In a speech in January 2022, the head of DOJ’s anti-trust enforcement stated that negotiated settlements are frequently inadequate remedies and that DOJ needs to be more aggressive in its litigation to block business combinations. He also stated that litigation is preferable to settlements because it represents a chance to extend legal precedent for what constitutes unlawful anticompetitive activity. Increased DOJ enforcement of antitrust laws will likely increase the time, effort and expense associated with acquisitions and may ultimately make it less likely to consummate acquisitions. With respect to healthcare combinations specifically, President Biden issued an Executive Order on July 9, 2021 that encourages DOJ and the Federal Trade Commission to review and revise their merger guidelines for hospitals to ensure patients are not harmed by such mergers.
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
As part of our development activities, we intend to open new, or de novo, inpatient rehabilitation hospitals. The construction of new hospitals involves numerous risks, including the receipt of all zoning and other regulatory approvals, such as a CON where necessary, construction delays and cost over-runs and unforeseen environmental liability exposure. Once built, new hospitals must undergo the state and Medicare certification process, the duration of which may be beyond our control. We may be unable to operate newly constructed hospitals as profitably as expected, and those hospitals may involve significant additional cash expenditures and operating expenses that could, in the aggregate, have an adverse effect on our business, financial position, results of operations, and cash flows.
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
Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of each of our locations. The lack of availability of clinical personnel is a significant operating issue facing healthcare providers. The operating conditions associated with the COVID-19 pandemic significantly affected the availability and turnover of clinical staff and, in turn, increased staffing costs. It has been widely reported that the challenging working conditions in healthcare associated with the COVID-19 pandemic have led to prevalent job dissatisfaction among clinicians. Availability of clinical staff, elevated turnover and staffing costs continue to be a challenge for us and other healthcare providers. The availability of staff may be exacerbated if immigration is limited in the future. Staffing shortages or retention concerns in one or more markets in which we operate have required and may again require us to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.
If our staffing costs increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased staffing costs is limited. In particular, if staffing costs rise at an annual rate greater than our net annual market basket update from Medicare, as occurred in 2022, or we experience a significant shift in our payor mix to lower rate payors such as Medicaid, our results of operations and cash flows will be adversely affected. Conversely, decreases in reimbursement revenues, such as with sequestration, may limit our ability to increase compensation or benefits to the extent necessary to retain key employees, in turn increasing our turnover and associated costs. Union activity is another factor that may contribute to increased staffing costs. We currently have a minimal number of union employees, so an increase in labor union activity could have a significant impact on our staffing costs. Our failure to recruit and retain qualified medical personnel, or to control our staffing costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We are a defendant in various lawsuits, and may be subject to liability under qui tam cases, the outcome of which could have a material adverse effect on us.
We operate in a highly regulated industry in which healthcare providers are routinely subject to litigation. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are a defendant in a number of lawsuits, most of which are general and professional liability matters inherent in treating patients with medical conditions. Our more significant lawsuits and investigations, if any, are discussed in Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
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
The healthcare services we provide involve substantial risk of general and professional liability. Inpatient rehabilitative care involves three hours of daily intensive therapy for patients who are usually elderly and come to our hospitals with debilitating medical conditions. Our clinicians must frequently assist patients who have difficulty with mobility. We cannot predict the impact any claims arising out of the care being provided (regardless of their ultimate outcomes) could have on our business or reputation or on our ability to attract and retain patients and employees. We also cannot predict the adequacy of any reserves for such losses or recoveries from any insurance or re-insurance policies.
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
We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our patients, and a regional or global socio-political or other catastrophic event could severely disrupt our business.
A public health emergency can significantly affect healthcare providers because of the direct impacts on patients, capacity to accept patients, employees, necessary supplies to treat patients, and regulatory requirements related to the emergency. The COVID-19 pandemic and actions taken by local, state and federal authorities in response to the pandemic significantly affected our operations, business and financial condition. Future outbreaks of contagious diseases and associated governmental actions could adversely affect our operations, business and financial condition, including potentially our liquidity, particularly if the provision of healthcare services and the supplies for those services are disrupted for a lengthy period of time. The impact on our operations and financial performance depends on numerous factors, including the rate of spread, duration and geographic coverage of an outbreak; the rate and extent to which the disease mutates and the severity of the symptoms of the disease; the status of testing capabilities; the rates of vaccination and therapeutic remedies for the disease and any variant strains; the legal, regulatory and administrative developments related to the pandemic at federal, state, and local levels, such as vaccine mandates, anti-mandate laws and orders, shelter-in-place orders, facility closures and quarantines; and the infectious disease prevention and control efforts of the Company, governments and third parties.
The majority of our patients are elderly individuals with complex medical challenges, many of whom may be more vulnerable than the general public during a contagious disease outbreak or other public health catastrophe. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. For example, if another pandemic were to occur, we could suffer significant losses to our consumer population or a reduction in the availability of our employees and, at a high cost, be required to replace affected workers. Local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary suspension of our services. Accordingly, certain public health catastrophes could have a material adverse effect on our financial condition and results of operations. Other unforeseen events, including acts of violence, war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargoes, natural disasters such as earthquakes, whether occurring in the United States or abroad, could restrict or disrupt our operations.
Financial Risks
We may incur additional indebtedness in the future, and that debt or the associated increased leverage may have negative consequences for our business. The restrictive covenants included in the terms of our indebtedness could affect our ability to execute aspects of our business plan successfully.
As of December 31, 2022, we have approximately $2.4 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $359.8 million in finance leases). See Note 10, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our debt securities permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
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
In addition, the terms of our credit agreement and the indentures governing our senior notes do, and our future debt instruments may, impose restrictions on us and our subsidiaries, including restrictions on our ability to, among other things, engage in acquisition and combination transactions, pay dividends on or repurchase our capital stock, engage in transactions with affiliates, or incur or guarantee indebtedness. These covenants could also adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. For additional discussion of our material debt covenants, see the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Long-term Debt, to the accompanying consolidated financial statements.
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Long-term Debt, to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2022, we cannot provide assurance we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings, failure to realize anticipated earnings from acquisitions, or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.
As of December 31, 2022, approximately 68% of our consolidated Property and equipment, net was held by our company and its guarantor subsidiaries under its credit agreement. See Note 10, Long-term Debt, to the accompanying consolidated financial statements, the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 2, Properties.
Uncertainty in the credit markets could adversely affect our financial condition or our growth opportunities.
During 2022 high yield, investment grade, and sovereign credit markets were affected by geopolitical turmoil, inflationary pressures, and changing central bank policies. These conditions resulted in unsettled credit markets for much of the year. Future market shocks, such as the status of deliberations and legislation to increase the debt ceiling in the United States, could result in reductions in the availability of certain types of debt financing, including access to revolving lines of credit. Future business needs combined with market conditions at the time may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. Tight credit markets, such as might result from further turmoil in the sovereign debt markets, would likely make additional financing more expensive and difficult to obtain. Actions by the United States Federal Reserve system, such as increasing the discount rate, may also increase the interest expense associated with our current or future borrowings. The inability to obtain additional financing at a reasonable cost could have a material adverse effect on our financial condition or our growth opportunities.

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

Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
We currently maintain our principal executive office at 9001 Liberty Parkway, Birmingham, Alabama, the lease for which expires in 2033 and has multiple renewal options for additional five-year terms. In addition to our principal executive office, we lease or own hospital locations as noted in the table below. All of our hospital leases, which represent the substantial majority of our rent expense, have at least five years remaining on their terms after taking into consideration one or more renewal options. Our consolidated entities associated with our leased hospitals are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses. We do not believe any one of our individual properties is material to our consolidated operations.

The following table sets forth information regarding our hospital locations as of December 31, 2022:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned		Building Owned and Land Leased	Building and Land Leased	Total
Alabama *	457	3		3	1	7
Arizona	396	1		2	3	6
Arkansas	368	3		1	1	5
California	251	4		—	—	4
Colorado	124	1		—	1	2
Delaware *	40	—		1	—	1
Florida	1,323	17		1	1	19
Georgia *	280	4	(1)	1	—	5
Idaho	40	—		1	—	1
Illinois *	205	2		2	—	4
Indiana	98	1		—	—	1
Iowa	40	1		—	—	1
Kansas	177	1		—	1	2
Kentucky *	343	2		1	—	3
Louisiana	87	2		—	—	2
Maine *	100	—		—	1	1
Maryland *	74	1		—	—	1
Massachusetts *	529	2		—	2	4
Mississippi *	43	—		—	1	1
Missouri *	196	—		2	—	2
Nevada *	219	2		—	1	3
New Hampshire	50	—		1	—	1
New Jersey *	199	1		1	1	3
New Mexico	87	1		—	—	1
North Carolina *	68	1		—	—	1
North Dakota	40	—		—	1	1
Ohio	260	2		1	1	4
Oklahoma	60	—		1	—	1
Pennsylvania	709	5		—	4	9
Puerto Rico *	75	—		—	2	2
South Carolina *	496	3		4	1	8
South Dakota	40	1		—	—	1
Tennessee *	493	6		3	—	9
Texas	1,746	13		3	10	26
Utah	84	1		—	—	1
Virginia *	297	2		1	3	6
West Virginia *	262	2		2	—	4
	10,356	85		32	36	153
*     Hospital certificate of need state or U.S. territory.

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
Holders
As of February 13, 2023, there were 99,727,422 shares of Encompass Health common stock issued and outstanding, net of treasury shares, held by approximately 6,613 holders of record (participant positions at The Depository Trust Corporation plus record holders).
Dividends
On February 23, 2023, our board of directors declared a cash dividend of $0.15 per share, payable on April 17, 2023 to stockholders of record on April 3, 2023. We expect comparable quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2022, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. Pursuant to the terms of the equity plans, all share amounts and exercise prices have been adjusted to reflect the spin off of our home health and hospice business on July 1, 2022 and stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options(1)	Number of securities available for future issuance
Plans approved by stockholders	3,084,813	(2)	$47.12	8,879,281	(3)
Plans not approved by stockholders	104,567	(4)		—
Total	3,189,380		$47.12	8,879,281
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
(4)    This amount represents 104,567 restricted stock units issued under the 2004 Amended and Restated Director Incentive Plan, the material terms of which are described below.
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
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2022:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2022	1,793	$49.16	—	198,053,924
November 1 through November 30, 2022	—	—	—	198,053,924
December 1 through December 31, 2022	158	57.99	—	198,053,924
Total	1,951	$49.87	—
(1)Except as noted in the following sentence, the number of shares reported in this column represents shares tendered by an employee as payment of the tax liabilities incident to the vesting of previously awarded shares of restricted stock. In October, 1,418 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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
Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 35 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee has in prior years used the SPSIHP as a benchmark for a portion of the awards under our long-term incentive program. The graph assumes $100 invested on December 31, 2017 in our common stock and each of the indices. The returns below assume reinvestment of dividends paid on the related common stock. We have paid a quarterly cash dividend on our common stock since October 2013.
The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such filing.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. S&P Global Inc. provided the data for the indices presented below. We assume no responsibility for the accuracy of the indices’ data, but we are not aware of any reason to doubt its accuracy.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Encompass Health Corporation, the S&P 500 Index, and the S&P Health Care Services Select Industry Index

$200
$150
$100
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Encompass Health Corporation
S&P 500
SPSIHP

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2017	2018	2019	2020	2021	2022
Encompass Health Corporation	100.00	126.89	144.98	176.03	141.00	165.08
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
SPSIHP	100.00	103.02	122.78	164.29	180.72	145.15
Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and related notes. This MD&A is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. See “Cautionary Statement Regarding Forward-Looking Statements and Summary of Risk Factors” on page ii of this report, which is incorporated herein by reference, for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate hospitals in 36 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of December 31, 2022, we operate 153 inpatient rehabilitation hospitals. For additional information about our business, see Item 1, Business and Item 1A, Risk Factors, of this report.
The onset of the COVID-19 Pandemic (the “pandemic”) in the United States resulted in significant changes to our operating environment. For discussion of the financial and operational impacts we have experienced as a result of the pandemic, see Item 1, Business, Item 1A, Risk Factors, and the “Key Challenges” and “Results of Operations” sections of this Item.
Spin Off of Home Health and Hospice Business
On July 1, 2022, we completed the previously announced separation of our home health and hospice business through the distribution (the “Spin Off”) of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit, Inc. (“Enhabit”) to the stockholders of record of Encompass Health as of the close of business on June 24, 2022 (the “Record Date”). The Spin Off was effective at 12:01 a.m., Eastern Time, on July 1, 2022. The Spin Off was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass Health common stock held of record as of the Record Date. No fractional shares were distributed. A cash payment was made in lieu of any fractional shares. As a result of the Spin Off, Enhabit is now an independent public company and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange.
In accordance with applicable accounting guidance, the historical results of Enhabit have been presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. Our presentation of discontinued operations excludes any allocation of general corporate and overhead costs as well as interest expense. Prior to July 1, 2022, we operated under two reporting segments. We now operate under a single reporting segment. For additional information see Note 2, Spin Off of Home Health and Hospice Business, to the consolidated financial statements.
In connection with the Spin Off, on June 30, 2022, we entered into several agreements with Enhabit that govern the relationship of the parties following the Spin Off, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement. See also Note 2, Spin Off of Home Health and Hospice Business, to the consolidated financial statements.
2022 Overview
During 2022, Net operating revenues increased 8.3% over 2021 due primarily to volume growth and increased pricing. See the “Results of Operations” section of this Item for additional financial information.
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
•began operating our new 50-bed inpatient rehabilitation hospital in Naples, Florida in September 2022 (joint venture partnership with NCH Healthcare System began in December 2022);
•continued our capacity expansions by adding 87 new beds to existing hospitals; and
•announced or continued the development of the following hospitals:

	Number of New Beds
	2023	2024(2)	2025(2)
Eau Claire, Wisconsin(1)	36	—	—
Knoxville, Tennessee(1)	73	—	—
Owasso, Oklahoma(1)	40	—	—
Clermont, Florida	50	—	—
Bowie, Maryland	60	—	—
Prosper, Texas	40	—	—
Columbus, Georgia(1)	40	—	—
Fitchburg, Wisconsin	56	—	—
Atlanta, Georgia(1)	—	40	—
Kissimmee, Florida	—	50	—
Fort Mill, South Carolina	—	39	—
Louisville, Kentucky(1)	—	40	—
Johnston, Rhode Island	—	50	—
Houston, Texas	—	61	—
Lake Worth, Florida	—	50	—
Fort Myers, Florida(1)	—	60	—
Palm Beach Gardens, Florida	—	—	50
Amarillo, Texas	—	—	40
Strongsville, Ohio	—	—	40
Norristown, Pennsylvania	—	—	50
Wildwood, Florida	—	—	50
Athens, Georgia(1)	—	—	40
St. Petersburg, Florida	—	—	50
Daytona Beach, Florida	—	—	50
(1) Expected joint venture
(2) Opening dates are tentative
We also continued taking steps to further increase the strength and flexibility of our balance sheet as well as augment returns from investments in operations with shareholder distributions via common stock dividends. For additional information, see the “Liquidity and Capital Resources” section of this Item.

Business Outlook
We remain optimistic regarding the intermediate and long-term prospects of our business. Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future, reaching approximately 73 million people over the age of 65 by 2030. More specifically, the average age of our Medicare patients is approximately 76, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, inpatient rehabilitation services.
We are committed to delivering high-quality, cost-effective, integrated patient care. As the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals, we believe we differentiate ourselves from our competitors based on, among other things, the quality of our clinical outcomes, our cost-effectiveness, our financial strength, and our extensive application of technology. We also believe our competitive strengths discussed in Item 1, Business, “Competitive Strengths,” give us the ability to adapt and succeed in a healthcare industry facing regulatory uncertainty around attempts to improve outcomes and reduce costs.
The healthcare industry faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2025. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our ability to adapt to changes in reimbursement, sustain our business model, and grow through de novo and bed additions. See also Item 1, Business, “Competitive Strengths” and “Strategy and 2023 Strategic Priorities.”
Key Challenges
Healthcare is a highly-regulated industry facing many well-publicized regulatory and reimbursement challenges. Medicare reimbursement for inpatient rehabilitation facilities (“IRFs”) has recently undergone significant changes. The future of many aspects of healthcare regulation generally and Medicare reimbursement specifically remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities — change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities — to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so.
As we continue to execute our business plan, the following are some of the key challenges we face.
•Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new capacity to existing hospitals. Ensuring continuous compliance with extensive laws and regulations is an operating requirement for all healthcare providers. See Item 1, Business, “Regulation” and Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” for detailed discussions of the most important regulations we face and our programs intended to ensure we comply with those regulations.

Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals, are subject to audit from time to time by governmental payors, such as Centers for Medicare & Medicaid Services (“CMS”) and state Medicaid programs, their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings, other auditors contracted by CMS, and private insurance carriers, as well as the United States Department of Health and Human Services Office of Inspector General. These audits as well as the ordinary course claim reviews of our billings result in payment denials, including recoupment of previously paid claims from current accounts receivable. Healthcare providers can challenge any denials through an administrative appeals process that can be extremely lengthy, taking several years. For additional details of these claim reviews, See Item 1, Business, “Sources of Revenues,” Item 1A, Risk Factors, “Reimbursement Risks,” and Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying consolidated financial statements.
•Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs. Substantially all of our business consists of inpatient rehabilitation services. From a payor perspective, our reimbursement and regulatory risk is concentrated in the Medicare inpatient rehabilitation rules and regulations. We derive approximately 65% of our Net operating revenues from fee-for-service Medicare.
As part of its annual rulemaking process for various healthcare provider categories, CMS adopts IRF reimbursement rate changes effective from October through the following September. On July 27, 2022, CMS released its notice of final rulemaking for fiscal year 2023 for IRFs (the “2023 IRF Rule”) under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). Based on our analysis that utilizes, among other things, the acuity of our patients annualized over a twelve-month period ended June 30, 2022, our experience with outlier payments over this same time frame, and other factors, we believe the 2023 IRF Rule will result in a net increase to our Medicare payment rates of approximately 4.0% effective October 1, 2022.
Congress also regularly adopts legislation that directly affects Medicare reimbursement. These reimbursement changes can result in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments for IRF services. For example, the Patient Protection and Affordable Care Act (the “ACA”) enacted in 2010 provides for specific reductions to healthcare providers’ annual reimbursement rate updates and other payment policy changes. The Budget Control Act of 2011 provides for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through mid-year 2032 unless Congress and the President take further action. In response to the public health emergency associated with the pandemic, Congress and the President suspended sequestration through March 31, 2022. Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. There can be no assurance that future federal rulemaking and legislation will not result in reimbursement freezes or reductions, or reimbursement increases that are less than the increases we experience in our costs of operation.
In addition to direct changes to Medicare reimbursement rates, other federal regulatory and legislative actions affect healthcare generally and our business specifically. For example, the ACA also included provisions intended to promote alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives, including the Bundled Payments for Care Improvement Initiative Advanced (“BPCI Advanced”) and the Comprehensive Care for Joint Replacement (“CJR”) program. Likewise, CMS regulatory proposals can affect our operations. On December 14, 2020, CMS announced a five-year review choice demonstration for inpatient rehabilitation services (the “IRF RCD”). The IRF RCD would affect the process in which we submit, and receive reimbursement for, Medicare claims. A number of key details on this demonstration have yet to be released, and it is not clear how or when CMS will implement this demonstration.
For additional discussion of changes to Medicare reimbursement, including the 2023 IRF Rule and Statutory PAYGO, and other proposed and adopted legislative and regulatory actions, including alternative payment models and the IRF RCD, that may be material to our business, see Item 1, Business, and Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks.”
Concerns held by federal policymakers about the federal deficit, national debt levels, and the solvency of the Medicare trust fund, as well as other healthcare policy priorities, could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and further reductions to provider payments. We cannot predict what, if any, changes in Medicare spending or modifications to the healthcare laws and regulations will result from future budget or other legislative or regulatory initiatives.

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
•Maintaining Strong Volume Growth. Various factors, including competition and increasing regulatory and administrative burdens, may impact our ability to maintain and grow our hospital volumes. In any particular market, we may encounter competition from local or national entities with longer operating histories or other competitive advantages, such as acute-care hospitals who provide post-acute services similar to ours or other post-acute providers with relationships with referring acute-care hospitals or physicians. Aggressive payment review practices by Medicare contractors, aggressive enforcement of regulatory policies by government agencies, and restrictive or burdensome rules, regulations or statutes governing admissions practices may lead us to not accept patients who would be appropriate for and would benefit from the services we provide. In addition, from time to time, we must get regulatory approval to expand our services and locations in states with certificate of need laws. This approval may be withheld or take longer than expected. In the case of new-store volume growth, the addition of hospitals to our portfolio also may be difficult and take longer than expected. Clinical staffing shortages, recently exacerbated by the pandemic, can also limit our ability to admit patients in a given market.
•Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs and constrain our ability to take new patients. Recruiting and retaining qualified personnel, including management, for our inpatient hospitals remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of post-acute services. Additionally, our operations have been affected and may in the future be affected by staffing shortages where employees must self-quarantine due to exposure to an infectious disease, where employees are unavailable due to a lack of childcare or care for elderly family, or where competition creates a nursing shortage in a given market. These factors have resulted in increased labor costs, including significant sign-on and shift bonuses, and increased use of contract labor as discussed in the “Results of Operations” section of this Item.
We remain confident in the prospects of our business based on the increasing demands for the services we provide to an aging population. This confidence is further supported by our strong financial foundation and the substantial investments we have made in our business. We have a proven track record of working through difficult situations, and we believe in our ability to overcome current and future challenges.
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2022	2021	2020
Medicare	65.3%	64.4%	66.7%
Medicare Advantage	15.1%	15.2%	15.3%
Managed care	11.6%	12.1%	10.4%
Medicaid	4.2%	4.1%	3.9%
Other third-party payors	0.9%	1.1%	1.2%
Workers' compensation	0.6%	0.6%	0.6%
Patients	0.4%	0.5%	0.5%
Other income	1.9%	2.0%	1.4%
Total	100.0%	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. We receive Medicare reimbursements under the IRF-PPS. For additional information regarding Medicare reimbursement, see the “Sources of Revenues” section of Item 1, Business.
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
Our Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues are included in “other income” in the above table.
Our Results
Our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In Millions)
Net operating revenues	$4,348.6	$4,014.9	$3,566.3	8.3%	12.6%
Operating expenses:
Salaries and benefits	2,393.3	2,127.3	1,903.8	12.5%	11.7%
Other operating expenses	670.4	595.9	545.1	12.5%	9.3%
Occupancy costs	54.7	59.0	61.4	(7.3)%	(3.9)%
Supplies	202.1	184.2	171.0	9.7%	7.7%
General and administrative expenses	154.3	169.5	151.6	(9.0)%	11.8%
Depreciation and amortization	243.6	219.6	203.0	10.9%	8.2%
Government, class action, and related settlements	—	—	2.8	—%	(100.0)%
Total operating expenses	3,718.4	3,355.5	3,038.7	10.8%	10.4%
Loss on early extinguishment of debt	1.4	1.0	2.3	40.0%	(56.5)%
Interest expense and amortization of debt discounts and fees	175.7	164.3	183.7	6.9%	(10.6)%
Other expense (income)	5.2	(7.5)	(8.4)	(169.3)%	(10.7)%
Equity in net income of nonconsolidated affiliates	(2.9)	(3.4)	(2.9)	(14.7)%	17.2%
Income from continuing operations before income tax expense	450.8	505.0	352.9	(10.7)%	43.1%
Provision for income tax expense	100.1	101.9	74.7	(1.8)%	36.4%
Income from continuing operations	350.7	403.1	278.2	(13.0)%	44.9%
Income from discontinued operations, net of tax	15.2	114.1	90.6	(86.7)%	25.9%
Net income	365.9	517.2	368.8	(29.3)%	40.2%
Less: Net income attributable to noncontrolling interests included in continuing operations	(93.6)	(103.2)	(83.3)	(9.3)%	23.9%
Less: Net income attributable to noncontrolling interests included in discontinued operations	(1.3)	(1.8)	(1.3)	(27.8)%	38.5%
Less: Net and comprehensive income attributable to noncontrolling interests	(94.9)	(105.0)	(84.6)	(9.6)%	24.1%
Net income attributable to Encompass Health	271.0	412.2	284.2	(34.3)%	45.0%

Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2022	2021	2020
Operating expenses:
Salaries and benefits	55.0%	53.0%	53.4%
Other operating expenses	15.4%	14.8%	15.3%
Occupancy costs	1.3%	1.5%	1.7%
Supplies	4.6%	4.6%	4.8%
General and administrative expenses	3.5%	4.2%	4.3%
Depreciation and amortization	5.6%	5.5%	5.7%
Government, class action, and related settlements	—%	—%	0.1%
Total operating expenses	85.5%	83.6%	85.2%
Additional information regarding our operating results is as follows:

	For the Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$4,251.6	$3,918.0	$3,496.1	8.5%	12.1%
Outpatient and other	97.0	96.9	70.2	0.1%	38.0%
Net operating revenues	4,348.6	4,014.9	3,566.3	8.3%	12.6%
	(Actual Amounts)
Discharges	211,116	197,639	181,897	6.8%	8.7%
Net patient revenue per discharge	$20,139	$19,824	$19,220	1.6%	3.1%
Outpatient visits	138,644	161,070	186,257	(13.9)%	(13.5)%
Average length of stay (days)	12.7	12.8	12.9	(0.8)%	(0.8)%
Occupancy %	70.9%	70.0%	67.7%	1.3%	3.4%
# of licensed beds	10,356	9,924	9,505	4.4%	4.4%
Full-time equivalents*	24,627	23,193	22,076	6.2%	5.1%
Employees per occupied bed	3.35	3.34	3.43	0.3%	(2.6)%
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

2022 Compared to 2021
Net Operating Revenues
Our consolidated Net operating revenues increased during 2022 compared to 2021 primarily due to increased volumes and favorable pricing. Discharge growth included a 3.1% increase in same-store discharges. Discharge growth from new stores during 2022 compared to 2021 resulted from our joint ventures in San Angelo, Texas (March 2021), Henry County, Georgia (October 2021), Shiloh, Illinois (February 2022), Cape Coral, Florida (June 2022), Moline, Illinois (August 2022), Grand Forks, North Dakota (August 2022), and Naples, Florida (September 2022), as well as wholly owned hospitals in North Tampa, Florida (April 2021), Cumming, Georgia (June 2021), Waco, Texas (August 2021), Shreveport, Louisiana (August 2021), Greenville, South Carolina (August 2021), Pensacola, Florida (September 2021), St. Augustine, Florida (March 2022), Libertyville, Illinois (March 2022), Lakeland, Florida (May 2022), and Jacksonville, Florida (June 2022). Growth in net patient revenue per discharge during 2022 compared to 2021 primarily attributable to an increase in reimbursement rates partially offset by the resumption of sequestration on April 1, 2022.
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
Salaries and benefits increased in terms of dollars and as a percent of revenue in 2022 compared to 2021 primarily due to increases in contract labor and clinician compensation, including sign-on and shift bonuses, to meet higher patient volumes, and the ramping up of new stores. Total contract labor plus sign-on and shift bonuses increased approximately $70 million from $134.2 million in 2021 to $204.3 million in 2022
Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, non-income related taxes, professional fees, utilities, insurance, and repairs and maintenance.
Other operating expenses increased in terms of dollars and as a percent of Net operating revenues during 2022 compared to 2021 primarily due to increased provider taxes of approximately $8 million and higher costs associated with recruiting, utilities, and travel of approximately $26 million.
Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. Specifically, these costs include personal protective equipment (“PPE”), pharmaceuticals, food, syringes, bandages, and other similar items.
Supplies increased during 2022 compared to 2021 primarily due to higher costs for food and medical supplies.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, human resources, corporate accounting, legal services, and internal audit and controls that are managed from our home office in Birmingham, Alabama. These expenses also include stock-based compensation expenses and transaction costs.
General and administrative expenses decreased in terms of dollars and as a percent of Net operating revenues during 2022 compared to 2021 primarily due to the mark-to-market adjustments on our non-qualified 401k plan, approximately $2 million related to our transition services agreement with Enhabit, and lower incentive compensation costs. For additional information on the transition services agreement with Enhabit, see Note 2, Spin Off of Home Health and Hospice Business, to the accompanying consolidated financial statements.
Depreciation and Amortization
Depreciation and amortization increased during 2022 compared to 2021 due to our capital investments throughout 2021 and 2022. See “Executive Overview” section of this Item for information related to our development activity. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.

Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees in 2022 compared to 2021 primarily resulted from the $20.5 million consent solicitation fee paid to bond holders in June 2022 related to the Spin Off of Enhabit partially offset by the March 2022 redemption of the remaining $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023. Cash paid for interest approximated $178 million and $168 million in 2022 and 2021, respectively. For additional information, see Note 10, Long-term Debt, to the accompanying consolidated financial statements.
Provision for Income Tax Expense
Our Provision for income tax expense decreased in 2022 compared to 2021 primarily due to lower Income from continuing operations before income tax expense offset by increases to the valuation allowance and equity compensation shortfalls. See also Note 16, Income Taxes, to the accompanying consolidated financial statements.
The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) included provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property, and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the year ended December 31, 2022 and 2021, although it has impacted the timing of cash payments for taxes.
Our cash payments for income taxes approximated $50 and $130 million, net of refunds, in 2022 and 2021, respectively. These payments were based on estimates of taxable income. We estimate we will pay approximately $85 million to $100 million of cash income taxes, net of refunds, in 2023. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2023. In 2022 and 2021, current income tax expense was $72.2 million and $84.5 million, respectively.
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
Net Income Attributable to Noncontrolling Interests
The decrease in Net income attributable to noncontrolling interests during 2022 compared to 2021 resulted from the ramp up of new joint venture de novo locations. For additional information see the “Executive Overview” section of this Item.
2021 Compared to 2020
Net Operating Revenues
Our consolidated Net operating revenues increased in 2021 compared to 2020 primarily due to increased volumes and favorable pricing. Discharge growth included a 6.2% increase in same-store discharges. Discharge growth from new stores during 2021 resulted from our joint ventures in Coralville, Iowa (June 2020), San Angelo, Texas (March 2021), and Henry County, Georgia (October 2021), as well as wholly owned hospitals in Murrieta, California (February 2020), Sioux Falls, South Dakota (June 2020), Toledo, Ohio (November 2020), North Tampa, Florida (April 2021), Cumming, Georgia (June 2021), Waco, Texas (August 2021), Shreveport, Louisiana (August 2021), Greenville, South Carolina (August 2021), and Pensacola, Florida (September 2021). Growth in net patient revenue per discharge during 2021 compared to 2020 primarily resulted from an increase in reimbursement rates, a higher acuity patient mix and the suspension of sequestration starting in May 2020.
The increase in outpatient and other revenue during 2021 compared to 2020 primarily resulted from an increase of $29.7 million in provider tax revenues (offset by $17.8 million of provider tax expense increases included in Other operating expenses).

Salaries and Benefits
Salaries and benefits in terms of dollars increased in 2021 compared to 2020 primarily due to salary and benefit cost increases for our employees, increased contract labor to meet higher patient volumes, and the ramping up of new stores. Salaries and benefits as a percent of Net operating revenues decreased in 2021 compared to 2020 primarily due to the additional paid-time-off awarded to employees in the second quarter of 2020 (discussed below) and improved labor productivity (contributing to lower EPOB) partially offset by higher clinician compensation costs due to staffing challenges resulting from the pandemic.
In April 2020, we initiated a program for eligible frontline employees to earn additional paid time off in recognition of their outstanding efforts responding to the pandemic. We accrued approximately $29 million in salary and benefits expense in the second quarter of 2020 in connection with this award.
Other Operating Expenses
Other operating expenses decreased as a percent of Net operating revenues during 2021 compared to 2020 primarily due to the increase in Net operating revenues as discussed above.
Supplies
Supplies decreased as a percent of Net operating revenues during 2021 compared to 2020 primarily due to the increase in Net operating revenues as discussed above.
General and Administrative Expenses
General and administrative expenses increased in terms of dollars during 2021 compared to 2020 primarily due to higher costs associated with incentive compensation. General and administrative expenses decreased as a percent of Net operating revenues during 2021 compared to 2020 primarily due to the increase in Net operating revenues as discussed above.
Depreciation and Amortization
Depreciation and amortization increased during 2021 compared to 2020 due to our capital expenditures and development activities throughout 2020 and 2021.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees in 2021 compared to 2020 primarily resulted from the redemption of approximately $700 million in November 2020 for the remaining 5.75% Senior Notes due 2024 as well as the April and June 2021 redemptions of $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “2023 Notes”). Cash paid for interest approximated $168 million in 2021 and 2020, respectively. For additional information, see Note 10, Long-term Debt, to the accompanying consolidated financial statements.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations in 2021 increased compared to 2020 primarily due to the increase in earnings.
Provision for Income Tax Expense
Our Provision for income tax expense increased in 2021 compared to 2020 primarily due to higher Income from continuing operations before income tax expense. See also Note 16, Income Taxes, to the accompanying consolidated financial statements. The CARES Act, as discussed above, did not materially impact our effective tax rate for the year ended December 31, 2020 and 2021, although it has impacted the timing of future cash payments for taxes.
Our cash payments for income taxes approximated $130 and $33 million, net of refunds, in 2021 and 2020, respectively. These payments were based on estimates of taxable income. In 2021 and 2020, current income tax expense was $84.5 million and $40.2 million, respectively. See Note 16, Income Taxes, to the accompanying consolidated financial statements and the “Critical Accounting Estimates” section of this Item.

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
Suppliers pass along rising costs to us in the form of higher prices. In addition, we have experienced higher prices for our medical supplies (including PPE) and food as a result of the pandemic. Our supply chain efforts and our continual focus on monitoring and actively managing medical supplies and pharmaceutical costs has enabled us to accommodate increased pricing related to supplies and other operating expenses over the past few years. However, we cannot predict our ability to cover future cost increases including increase in the cost of PPE.
It should be noted that we have little or no ability to pass on these increased costs associated with providing services to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates.
See Item 1A, Risk Factors, for additional information.
Relationships and Transactions with Related Parties
Related party transactions were not material to our operations in 2022, 2021, or 2020, and therefore, are not presented as a separate discussion within this Item.
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
Consistent with these objectives, in March 2022, we redeemed the remaining $100 million in outstanding principal amount of the 2023 Notes using capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, this optional redemption was made at a price of par. As a result of this redemption, we recorded a $0.3 million Loss on early extinguishment of debt in the first quarter of 2022.
In June 2022, we amended our credit agreement primarily in preparation for the Spin Off of the home health and hospice business. The modifications are described in Note 10, Long-term Debt, to the accompanying consolidated financial statements. On June 30, 2022, Enhabit distributed $566.6 million to Encompass Health who used it to fully repay both the $250 million outstanding balance of the Encompass Health revolving credit facility and approximately $236 million of the Encompass Health term loan. As a result of this repayment, we recorded a $1.1 million Loss on early extinguishment of debt in the second quarter of 2022. In October 2022, we further amended the credit agreement primarily to extend the maturity date to October 2027. For further details on the June 2022 and October 2022 amendments to our credit agreement, see Note 10, Long-term Debt, to the accompanying consolidated financial statements.
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

Current Liquidity
As of December 31, 2022, we had $21.8 million in Cash and cash equivalents. This amount excludes $31.6 million in Restricted cash and $110.0 million of restricted marketable securities ($30.9 million included in Other current assets and $79.1 million included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 5, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2022, we had approximately $912 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2022, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for 2022 and the interest rate in effect under our credit agreement during the three-month period ended December 31, 2022, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for the entire year, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
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
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2027, and our bonds all mature in 2025 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of December 31, 2022.
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

Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities of continuing operations (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$653.5	$564.7	$668.9
Net cash used in investing activities	(623.5)	(547.1)	(404.5)
Net cash used in financing activities	(660.8)	(229.9)	(134.3)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(630.8)	$(212.3)	$130.1
2022 Compared to 2021
Operating activities. The increase in Net cash provided by operating activities of continuing operations during 2022 compared to 2021 primarily resulted from lower cash tax payments and improved collection of accounts receivable, including the recovery of $12.5 million of previously denied Medicare claims (as discussed in Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements).
Investing activities. The increase in Net cash used in investing activities of continuing operations during 2022 compared to 2021 primarily resulted from increased purchases of property and equipment and restricted investments.
Financing activities. The increase in Net cash used in financing activities of continuing operations during 2022 compared to 2021 primarily resulted from increased net debt payments. For additional information, see Note 10, Long-term Debt, to the accompanying consolidated financial statements.
2021 Compared to 2020
Operating activities. The decrease in Net cash provided by operating activities of continuing operations during 2021 compared to 2020 primarily resulted from the decrease in payroll accruals partially offset by the increase in Net income (see the “Results of Operations” section of this Item). The decrease in payroll accruals was attributable to the award of additional paid time off to employees during the second quarter of 2020 in response to the pandemic and the deferral of payroll taxes resulting from government relief efforts during the pandemic. Half of the payroll taxes were paid in December 2021, with the remaining half paid in December 2022.
Investing activities. The increase in Net cash used in investing activities of continuing operations during 2021 compared to 2020 primarily resulted from the increased purchases of property and equipment.
Financing activities. The increase in Net cash used in financing activities of continuing operations during 2021 compared to 2020 primarily resulted from increased net debt payments partially offset by the purchase of equity interests held by management investors of our former home health and hospice business during the first quarter of 2020. For additional information, see Note 10, Long-term Debt, and Note 12, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.

Contractual Obligations
Our consolidated contractual obligations as of December 31, 2022 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,352.2	$5.7	$2,346.5
Revolving credit facility	55.0	—	55.0
Interest on long-term debt (b)	687.9	120.5	567.4
Finance lease obligations (c)	551.0	45.6	505.4
Operating lease obligations (d)	302.4	38.4	264.0
Purchase obligations (e)	91.7	29.6	62.1
Total	$4,040.2	$239.8	$3,800.4
(a)Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 10, Long-term Debt, to the accompanying consolidated financial statements.
(b)Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2022. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line (see Note 8, Leases, and Note 10, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.
(c)Amounts include interest portion of future minimum finance lease payments.
(d)We lease approximately 10% of our hospitals as well as other property and equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 8, Leases, to the accompanying consolidated financial statements.
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
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2022, we made capital expenditures of approximately $584 million for property and equipment, capitalized software, and other intangible assets. During 2023, we expect to spend approximately $565 million to $605 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $230 million to $240 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects.
Authorizations for Returning Capital to Stakeholders
In October 2021, February 2022, and May 2022, our board of directors declared cash dividends of $0.28 per share that were paid in January 2022, April 2022, and July 2022, respectively. In July 2022, our board of directors revised our quarterly dividend in response to the Spin Off of Enhabit and declared a cash dividend of $0.15 per share that was paid in October 2022. Also in October 2022, our board of directors declared cash dividends of $0.15 per share that was paid in January 2023. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which amount was subsequently increased to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of December 31, 2022, approximately $198 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
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

For the Year Ended December 31, 2022
(In Millions)
Net operating revenues	$2,819.4
Intercompany revenues generated from non-guarantor subsidiaries	78.7
Total net operating revenues	$2,898.1

Operating expenses	$2,496.0
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	31.9
Total operating expenses	$2,527.9

Income from continuing operations	$135.7
Net income	$98.0
Net income attributable to Encompass Health	$96.8

As of December 31, 2022
(In Millions)
Total current assets	$469.2

Property and equipment, net	$2,004.5
Goodwill	902.6
Intercompany receivable due from non-guarantor subsidiaries	255.0
Other noncurrent assets	509.1
Total noncurrent assets	$3,671.2

Total current liabilities	$438.4

Long-term debt, net of current portion	$2,670.6
Other noncurrent liabilities	349.7
Total noncurrent liabilities	$3,020.3
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net cash provided by operating activities and to Net income.
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
Our Adjusted EBITDA for the years ended December 31, 2022, 2021, and 2020 was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$705.8	$715.8	$704.7
Interest expense and amortization of debt discounts and fees	175.7	164.3	183.7
(Loss) gain on sale of investments, excluding impairments	(15.5)	3.8	3.6
Equity in net income of nonconsolidated affiliates	2.9	3.4	2.9
Net income attributable to noncontrolling interests in continuing operations	(93.6)	(103.2)	(83.3)
Amortization of debt-related items	(9.7)	(7.8)	(7.2)
Distributions from nonconsolidated affiliates	(4.0)	(2.6)	(3.4)
Current portion of income tax expense	72.2	84.5	40.2
Change in assets and liabilities	30.4	109.9	(108.0)
Cash provided by operating activities of discontinued operations	(52.3)	(151.1)	(35.8)
Change in fair market value of equity securities	7.4	(0.6)	(0.4)
Other	—	—	0.1
Adjusted EBITDA	$819.3	$816.4	$697.1

Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2022	2021	2020
Net income	$365.9	$517.2	$368.8
Income from discontinued operations, net of tax, attributable to Encompass Health	(15.2)	(114.1)	(90.6)
Net income attributable to noncontrolling interests included in continuing operations	(93.6)	(103.2)	(83.3)
Provision for income tax expense	100.1	101.9	74.7
Interest expense and amortization of debt discounts and fees	175.7	164.3	183.7
Loss on early extinguishment of debt	1.4	1.0	2.3
Government, class action, and related settlements	—	—	2.8
Loss on disposal or impairment of assets	4.8	1.2	10.5
Depreciation and amortization	243.6	219.6	203.0
Stock-based compensation expense	29.2	29.1	25.6
Change in fair market value of equity securities	7.4	(0.6)	(0.4)
Adjusted EBITDA	$819.3	$816.4	$697.1
For additional information see the “Results of Operations” section of this Item.
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
The table below shows a summary of our net accounts receivable balances as of December 31, 2022 and 2021. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to the accompanying consolidated financial statements.

	As of December 31,
	2022	2021
	(In Millions)
Current:
0 - 30 Days	$381.9	$356.4
31 - 60 Days	48.0	47.8
61 - 90 Days	22.0	27.4
91 - 120 Days	16.3	16.5
120 + Days	56.6	54.0
Patient accounts receivable	524.8	502.1
Other accounts receivable	12.0	13.7
	536.8	515.8
Noncurrent patient accounts receivable	73.3	77.4
Accounts receivable	$610.1	$593.2
Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding, pre-payment claim reviews by our respective MACs, and reimbursement claims audits by governmental or other payors and their agents. As of December 31, 2022 and 2021, $73.6 million and $77.8 million, respectively, of our patient accounts receivable represented denials that were under review or audit. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying consolidated financial statements of this report.
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

Net self-insurance reserves as of December 31, 2022:
As reported, with 50% statistical confidence level	142.8
With 70% statistical confidence level	153.9
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
Goodwill
Absent any impairment indicators, we evaluate goodwill for impairment as of October 1st of each year. We test goodwill for impairment at the reporting unit level and are required to make certain subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our inpatient rehabilitation reporting unit. We assess qualitative factors in our reporting unit to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative impairment test is required only if we conclude it is more likely than not our reporting unit’s fair value is less than its carrying amount.
If, based on our qualitative assessment, we were to believe we must perform the quantitative goodwill impairment test, we would determine the fair value of the applicable reporting unit using generally accepted valuation techniques including the income approach and the market approach. We would validate our estimates under the income approach by reconciling the estimated fair value of the reporting unit determined under the income approach to our market capitalization and estimated fair value determined under the market approach. Values from the income approach and market approach would then be evaluated and weighted to arrive at the estimated aggregate fair value of the reporting unit.
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
See Note 1, Summary of Significant Accounting Policies, “Goodwill and Other Intangibles,” and Note 9, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements for additional information.

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
In the fourth quarter of 2022, we performed our annual evaluation of goodwill and determined no adjustment to impair goodwill was necessary. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we continue to believe our inpatient rehabilitation unit is not at risk for any impairment charges.
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
During the year ended December 31, 2022, we decreased our valuation allowance by $7.3 million. As of December 31, 2022, we had a remaining valuation allowance of $35.8 million which primarily related to state net operating losses. At the state jurisdiction level, we determined it was necessary to maintain a valuation allowance due to uncertainties related to our ability to utilize a portion of the net operating losses before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.
While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2022 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to increase our valuation allowance, or reverse amounts recorded currently in the valuation allowance, for all or a portion of our deferred tax assets. Similarly, future adjustments to our valuation allowance may be necessary if the timing of future tax deductions is different than currently expected. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
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
Item 7A.Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use a sensitivity analysis model to evaluate the impact of interest rate changes on our variable rate debt. As of December 31, 2022, our primary variable rate debt outstanding related to $55.0 million in advances under our revolving credit facility. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $0.6 million over the next 12 months, while a 1% decrease in interest rates, assuming a floor of zero in the variable rate index, would result in an incremental positive cash flow of approximately $0.6 million over the next 12 months. HCS, Ltd., our wholly owned insurance captive maintains positions in investment securities for other than trading purposes, which, as of December 31, 2022, had a fair market value of approximately $110 million. Changes in the value of these securities is recorded in the accompanying consolidated statements of comprehensive income. During the year ended December 31, 2022, we recorded an unrealized loss of $7.4 million pertaining to these securities. For additional information, see Note 5, Cash and Marketable Securities, and Note 13, Fair Value Measurements, to the accompanying consolidated financial statements.

The fair value of our fixed rate debt is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy, and is summarized as follows (in millions):

	December 31, 2022		December 31, 2021
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
5.125% Senior Notes due 2023
Carrying Value	$—	$—	$99.6	$—
Unamortized debt discount and fees	—	—	0.4	—
Principal amount	—	—	100.0	100.2
5.75% Senior Notes due 2025
Carrying Value	347.7	—	347.0	—
Unamortized debt discount and fees	2.3	—	3.0	—
Principal amount	350.0	347.7	350.0	357.9
4.50% Senior Notes due 2028
Carrying Value	781.8	—	786.8	—
Unamortized debt discount and fees	18.2	—	13.2	—
Principal amount	800.0	726.7	800.0	823.0
4.75% Senior Notes due 2030
Carrying Value	779.0	—	784.7	—
Unamortized debt discount and fees	21.0	—	15.3	—
Principal amount	800.0	703.7	800.0	824.0
4.625% Senior Notes due 2031
Carrying Value	390.6	—	393.7	—
Unamortized debt discount and fees	9.4	—	6.3	—
Principal amount	400.0	342.2	400.0	407.0
Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows. See also Note 10, Long-term Debt, and Note 13, Fair Value Measurements, to the accompanying consolidated financial statements.
Item 8.Financial Statements and Supplementary Data
Our consolidated financial statements and related notes are filed together with this report. See the index to financial statements on page F-1 for a list of financial statements filed with this report.
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None applicable.

PART III
We expect to file a definitive proxy statement relating to our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2023 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10.Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Items of Business Requiring Your Vote—Proposal 1—Election of Directors,” “Corporate Governance and Board Structure—Corporate Governance—Code of Ethics,” “—Board Structure and Committees—Audit Committee,” “—Board Composition and Director Nomination Process—Director Nominees Proposed by Stockholders,” and “Executive Officers.”
Item 11.Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Corporate Governance and Board Structure—Compensation of Directors,” “Compensation and Human Capital Committee Matters,” and “Executive Compensation.”
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Executive Compensation—Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13.Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Corporate Governance and Board Structure—Director Independence” and “Certain Relationships and Related Transactions.”
Item 14.Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2023 Proxy Statement under the caption “Items of Business Requiring Your Vote—Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.Exhibits and Financial Statement Schedules
Financial Statements
See the accompanying index on page F-1 for a list of financial statements filed as part of this report.
Financial Statement Schedules
None.
Exhibits
See Exhibit Index immediately following page F-53 of this report.
Item 16.Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS HEALTH CORPORATION

By:	/s/ MARK J. TARR
Mark J. Tarr
President and Chief Executive Officer

Date:	February 27, 2023

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

Signature	Capacity	Date

/s/ MARK J. TARR	President and Chief Executive Officer and Director	February 27, 2023
Mark J. Tarr

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 27, 2023
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 27, 2023
Andrew L. Price

/s/ DONALD L. CORRELL	Chairman of the Board of Directors	February 27, 2023
Donald L. Correll

/s/ GREG D. CARMICHAEL	Director	February 27, 2023
Greg D. Carmichael

/s/ JOHN W. CHIDSEY	Director	February 27, 2023
John W. Chidsey

/s/ JOAN E. HERMAN	Director	February 27, 2023
Joan E. Herman

/s/ LESLYE G. KATZ	Director	February 27, 2023
Leslye G. Katz

/s/ PATRICIA A. MARYLAND	Director	February 27, 2023
Patricia A. Maryland

/s/ KEVIN J. O’CONNOR	Director	February 27, 2023
Kevin J. O’Connor

/s/ CHRISTOPHER R. REIDY	Director	February 27, 2023
Christopher R. Reidy

/s/ NANCY M. SCHLICHTING	Director	February 27, 2023
Nancy M. Schlichting

/s/ TERRANCE WILLIAMS	Director	February 27, 2023
Terrance Williams

Item 15.Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Encompass Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Encompass Health Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Patient Accounts Receivable - Contractual Allowances and Uncollectible Amounts

As described in Notes 1 and 6 to the consolidated financial statements, revenues are recognized (or measured) using the input method as therapy, nursing, and auxiliary services are provided based on management’s estimate of the respective transaction price. Management’s estimate of the transaction price includes estimates of price concessions for such items as contractual allowances, potential adjustments that may arise from payment and other reviews, and uncollectible amounts. Revenues recognized are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related patient accounts receivable. Factors considered by management in determining the estimated transaction price include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Management assumes these factors will remain consistent with the experience for patients discharged in similar time periods for the same payor classes. The Company’s consolidated accounts receivable balance is $610.1 million as of December 31, 2022. Management estimates the allowance for uncollectible amounts based on the aging of accounts receivable, historical collection experience for each type of payor, and other relevant factors. As disclosed by management, changes in general economic conditions are also considered.

The principal considerations for our determination that performing procedures relating to the valuation of patient accounts receivable – contractual allowances and uncollectible amounts is a critical audit matter are the significant judgment by management to estimate patient accounts receivable and the amount that will ultimately be collected under the terms of the third-party payor contracts, which in turn led to significant auditor judgment and effort to evaluate the audit evidence obtained related to the valuation of patient accounts receivable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of patient accounts receivable related to contractual allowances and uncollectible amounts, which included controls over management’s process, assumptions, and data used to estimate contractual allowances and uncollectible amounts and determine patient accounts receivable. These procedures also included, among others, i) evaluating management’s process for developing the estimate for contractual allowances and uncollectible amounts, ii) testing the completeness and accuracy of underlying data used in the model, iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded patient accounts receivable, and iv) developing an independent expectation of the amount expected to be collected by management. Developing an independent expectation involved calculating the percentage of cash collections as compared to the recorded patient accounts receivable balance for prior years and comparing that percentage to management’s collection expectation used to determine the current year estimate for contractual allowances and uncollectible amounts.

Valuation of Patient Accounts Receivable - Denied Claims

As described in Note 1 to the consolidated financial statements, the Company’s Medicare claims have been subject to review by Medicare Administrative Contractors (“MACs”) under various programs such as “widespread probes” and the Targeted Probe and Educate initiative. The MACs reviews have resulted in denial of payment for claims billed under certain diagnosis codes. As of December 31, 2022, $73.6 million of the Company’s patient accounts receivable represented denials that were under review or audit. While the Company generally appeals most of the denials of claims by the MACs, the Medicare appeals adjudication process, which is administered by the Office of Medicare Hearings and Appeals (“OMHA”), has been subject to significant delay resulting in a backlog of claims awaiting hearing, the resolution of which may take several years. As disclosed in Note 1, the Company’s historical experience and success in the adjudication of these appeals is a component of management’s estimate of the transaction price.

The principal considerations for our determination that performing procedures relating to the valuation of patient accounts receivable – denied claims is a critical audit matter are the significant judgment by management to estimate the ultimate expected amount of collectible accounts receivable related to denied claims. This in turn led to a high degree of auditor judgment and effort to evaluate the audit evidence obtained related to the valuation of such denied claims.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of patient accounts receivable related to denied claims, which included controls around the identification of denied claims at period-end, as well as controls to assess the reasonableness of the success rate estimates. These procedures also included, among others, i) evaluating management’s process for developing the estimate for collectible amounts related to denied claims, as well as the relevance and use of the historical billing and collection data as an input to the valuation analysis, ii) evaluating the reasonableness of management’s analysis and success rate estimate for denied claims by comparing it to the Company’s adjudicated denied claim results, iii) performing testing over a sample of denied revenue transactions by inspecting evidence that the claim was denied, and iv) performing testing over a sample of cash collections from the historical collection data used in management’s estimation of collectability.

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 27, 2023

We have served as the Company’s auditor since 2003.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2022	2021	2020
	(In Millions, Except Per Share Data)
Net operating revenues	$4,348.6	$4,014.9	$3,566.3
Operating expenses:
Salaries and benefits	2,393.3	2,127.3	1,903.8
Other operating expenses	670.4	595.9	545.1
Occupancy costs	54.7	59.0	61.4
Supplies	202.1	184.2	171.0
General and administrative expenses	154.3	169.5	151.6
Depreciation and amortization	243.6	219.6	203.0
Government, class action, and related settlements	—	—	2.8
Total operating expenses	3,718.4	3,355.5	3,038.7
Loss on early extinguishment of debt	1.4	1.0	2.3
Interest expense and amortization of debt discounts and fees	175.7	164.3	183.7
Other expense (income)	5.2	(7.5)	(8.4)
Equity in net income of nonconsolidated affiliates	(2.9)	(3.4)	(2.9)
Income from continuing operations before income tax expense	450.8	505.0	352.9
Provision for income tax expense	100.1	101.9	74.7
Income from continuing operations	350.7	403.1	278.2
Income from discontinued operations, net of tax	15.2	114.1	90.6
Net and comprehensive income	365.9	517.2	368.8
Less: Net income attributable to noncontrolling interests included in continuing operations	(93.6)	(103.2)	(83.3)
Less: Net income attributable to noncontrolling interests included in discontinued operations	(1.3)	(1.8)	(1.3)
Less: Net and comprehensive income attributable to noncontrolling interests	(94.9)	(105.0)	(84.6)
Net and comprehensive income attributable to Encompass Health	$271.0	$412.2	$284.2

Weighted average common shares outstanding:
Basic	99.2	99.0	98.6
Diluted	100.4	100.2	99.8
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.58	$3.02	$1.97
Discontinued operations	0.14	1.13	0.90
Net income	$2.72	$4.15	$2.87
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.56	$2.99	$1.96
Discontinued operations	0.14	1.12	0.89
Net income	$2.70	$4.11	$2.85

Amounts attributable to Encompass Health:
Income from continuing operations	$257.1	$299.9	$194.9
Income from discontinued operations, net of tax	13.9	112.3	89.3
Net income attributable to Encompass Health	$271.0	$412.2	$284.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2022	2021
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$21.8	$49.4
Restricted cash	31.6	62.5
Accounts receivable	536.8	515.8
Prepaid expenses and other current assets	127.0	114.9
Current assets of discontinued operations	—	178.8
Total current assets	717.2	921.4
Property and equipment, net	2,939.2	2,581.2
Operating lease right-of-use assets	212.5	193.7
Goodwill	1,263.2	1,237.0
Intangible assets, net	282.3	158.4
Other long-term assets	222.0	230.0
Noncurrent assets of discontinued operations	0.1	1,543.2
Total assets(1)	$5,636.5	$6,864.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$25.2	$37.8
Current operating lease liabilities	25.6	23.5
Accounts payable	132.9	134.0
Accrued payroll	168.3	199.4
Accrued interest payable	42.8	44.4
Other current liabilities	181.0	177.3
Current liabilities of discontinued operations	0.1	132.4
Total current liabilities	575.9	748.8
Long-term debt, net of current portion	2,741.8	3,240.5
Long-term operating lease liabilities	199.7	179.6
Self-insured risks	128.5	123.8
Deferred income tax liabilities	83.0	23.3
Other long-term liabilities	45.3	48.9
Noncurrent liabilities of discontinued operations	0.4	100.8
	3,774.6	4,465.7
Commitments and contingencies
Redeemable noncontrolling interests	35.6	42.2
Shareholders’ equity:
Encompass Health shareholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 114,775,056 in 2022; 114,211,057 in 2021	1.1	1.1
Capital in excess of par value	1,730.2	2,289.6
Accumulated income	115.7	141.8
Treasury stock, at cost (14,992,125 shares in 2022 and 14,719,662 shares in 2021)	(536.7)	(521.2)
Total Encompass Health shareholders’ equity	1,310.3	1,911.3
Noncontrolling interests	516.0	445.7
Total shareholders’ equity	1,826.3	2,357.0
Total liabilities(1) and shareholders’ equity	$5,636.5	$6,864.9
(1)Our consolidated assets as of December 31, 2022 and December 31, 2021 include total assets of variable interest entities of $207.8 million and $226.2 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of December 31, 2022 and December 31, 2021 include total liabilities of the variable interest entities of $47.9 million and $38.2 million, respectively. See Note 4, Variable Interest Entities.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity

	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated (Deficit) Income	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
December 31, 2019	98.6	$1.1	$2,369.9	$(526.5)	$(492.3)	$340.9	$1,693.1
Net income	—	—	—	284.2	—	77.2	361.4
Receipt of treasury stock	(0.2)	—	—	—	(15.7)	—	(15.7)
Dividends declared ($1.12 per share)	—	—	(111.6)	—	—	—	(111.6)
Exchange of Holdings shares	0.6	—	27.1	—	19.2	—	46.3
Stock-based compensation	—	—	29.5	—	—	—	29.5
Stock options exercised	0.1	—	1.1	—	—	—	1.1
Distributions declared	—	—	—	—	—	(72.1)	(72.1)
Repurchases of common stock in open market	(0.1)	—	—	—	(6.1)	—	(6.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	42.8	42.8
Fair value adjustments to redeemable noncontrolling interests	—	—	1.4	—	—	—	1.4
Other	0.4	—	9.2	—	(2.5)	(6.8)	(0.1)
December 31, 2020	99.4	1.1	2,326.6	(242.3)	(497.4)	382.0	1,970.0
Net income	—	—	—	412.2	—	96.0	508.2
Receipt of treasury stock	(0.2)	—	—	—	(16.4)	—	(16.4)
Dividends declared ($1.12 per share)	—	—	(83.8)	(28.1)	—	—	(111.9)
Stock-based compensation	—	—	32.8	—	—	—	32.8
Distributions declared	—	—	—	—	—	(87.8)	(87.8)
Capital contributions from consolidated affiliates	—	—	—	—	—	72.5	72.5
Other	0.3	—	14.0	—	(7.4)	(17.0)	(10.4)
December 31, 2021	99.5	1.1	2,289.6	141.8	(521.2)	445.7	2,357.0
Net income	—	—	—	271.0	—	87.7	358.7
Receipt of treasury stock	(0.1)	—	—	—	(7.7)	—	(7.7)
Dividends declared ($0.86 per share)	—	—	(11.1)	(75.2)	—	—	(86.3)
Stock-based compensation	—	—	31.7	—	—	—	31.7
Distributions declared	—	—	—	—	—	(99.5)	(99.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	100.1	100.1
Spin off of Enhabit, Inc.	—	—	(595.7)	(221.9)	—	(28.4)	(846.0)
Other	0.4	—	15.7	—	(7.8)	10.4	18.3
December 31, 2022	99.8	$1.1	$1,730.2	$115.7	$(536.7)	$516.0	$1,826.3
The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021	2020
	(In Millions)
Cash flows from operating activities:
Net income	$365.9	$517.2	$368.8
Income from discontinued operations, net of tax	(15.2)	(114.1)	(90.6)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for government, class action, and related settlements	—	—	2.8
Depreciation and amortization	243.6	219.6	203.0
Amortization of debt-related items	9.7	7.8	7.2
Loss on early extinguishment of debt	1.4	1.0	2.3
Equity in net income of nonconsolidated affiliates	(2.9)	(3.4)	(2.9)
Distributions from nonconsolidated affiliates	4.0	2.6	3.4
Stock-based compensation	29.2	29.1	25.6
Deferred tax expense	27.9	17.4	34.5
Other, net	20.3	(2.6)	6.8
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	(16.9)	(39.5)	(5.1)
Prepaid expenses and other assets	8.0	(41.8)	(1.2)
Accounts payable	2.3	15.6	14.1
Accrued payroll	(31.2)	(30.4)	79.2
Accrued interest payable	(1.7)	(2.6)	14.7
Other liabilities	9.1	(11.2)	6.3
Net cash provided by operating activities of discontinued operations	52.3	151.1	35.8
Total adjustments	355.1	312.7	426.5
Net cash provided by operating activities	705.8	715.8	704.7
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(1.1)	—
Purchases of property and equipment	(564.8)	(524.6)	(392.8)
Additions to capitalized software costs	(9.2)	(14.6)	(8.3)
Purchases of intangible assets	(10.1)	(6.5)	(3.5)
Proceeds from sale of restricted investments	—	—	12.6
Purchases of restricted investments	(35.2)	(9.0)	(8.7)
Other, net	(4.2)	8.7	(3.8)
Net cash used in investing activities of discontinued operations	(3.5)	(119.2)	(3.0)
Net cash used in investing activities	(627.0)	(666.3)	(407.5)
(Continued)

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2022	2021	2020
	(In Millions)
Cash flows from financing activities:
Proceeds from bond issuance	—	—	992.5
Principal payments on debt, including pre-payments	(345.8)	(214.5)	(717.2)
Principal borrowings on notes	11.8	—	—
Borrowings on revolving credit facility	240.0	300.0	330.0
Payments on revolving credit facility	(385.0)	(100.0)	(375.0)
Principal payments under finance lease obligations	(19.2)	(44.6)	(14.4)
Debt amendment and issuance costs	(24.1)	—	(20.3)
Repurchases of common stock, including fees and expenses	—	—	(6.1)
Dividends paid on common stock	(99.0)	(112.2)	(111.8)
Purchase of equity interests in consolidated affiliates	—	—	(162.3)
Distributions paid to noncontrolling interests of consolidated affiliates	(96.6)	(101.1)	(70.9)
Taxes paid on behalf of employees for shares withheld	(7.3)	(14.6)	(14.7)
Contributions from noncontrolling interests of consolidated affiliates	64.1	57.2	34.9
Other, net	0.3	(0.1)	1.0
Net cash provided by (used in) financing activities of discontinued operations	515.1	(10.2)	(11.6)
Net cash used in financing activities	(145.7)	(240.1)	(145.9)
(Decrease) increase in cash, cash equivalents, and restricted cash	(66.9)	(190.6)	151.3
Cash, cash equivalents, and restricted cash at beginning of year	120.3	310.9	159.6
Cash, cash equivalents, and restricted cash at end of year	$53.4	$120.3	$310.9

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$49.4	$185.6	$60.0
Restricted cash at beginning of period	62.5	63.9	57.4
Restricted cash included in other long-term assets at beginning of period	0.4	21.5	7.4
Cash, cash equivalents, and restricted cash in discontinued operations at beginning of period	8.0	39.9	34.8
Cash, cash equivalents, and restricted cash at beginning of period	$120.3	$310.9	$159.6

Cash and cash equivalents at end of period	$21.8	$49.4	$185.6
Restricted cash at end of period	31.6	62.5	63.9
Restricted cash included in other long-term assets at end of period	—	0.4	21.5
Cash, cash equivalents, and restricted cash in discontinued operations at end of period	—	8.0	39.9
Cash, cash equivalents, and restricted cash at end of period	$53.4	$120.3	$310.9

Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(178.4)	$(168.4)	$(168.4)
Income tax refunds	1.0	1.8	1.4
Income tax payments	(51.2)	(131.4)	(34.3)
The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies:
Organization and Description of Business—
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. We operate hospitals in 36 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of December 31, 2022, we operate 153 inpatient rehabilitation hospitals. We are the sole owner of 95 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 58 jointly owned hospitals.
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
In the future, changes in these laws or regulations or the manner in which they are enforced could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our hospitals, equipment, personnel, services, capital expenditure programs, operating procedures, contractual arrangements, and patient admittance practices.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Medicare	$2,843.1	$2,589.6	$2,375.6
Medicare Advantage	654.6	609.6	544.9
Managed care	505.2	484.5	371.4
Medicaid	183.3	163.1	140.1
Other third-party payors	39.5	46.0	43.0
Workers’ compensation	24.7	23.1	21.5
Patients	16.6	19.3	19.2
Other income	81.6	79.7	50.6
Total	$4,348.6	$4,014.9	$3,566.3
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
Management continually reviews the revenue transaction price estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such differences could be material. In addition, laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided under each hospital provider number to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Encompass Health under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.
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
Medicare Administrative Contractors (“MACs”), under programs known as “widespread probes,” have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. We dispute, or “appeal,” most of these denials. As discussed above, our historical experience and success in the adjudication of these appeals is a component of our estimate of transaction price. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”) and has been subject to significant delay resulting in a backlog of claims awaiting adjudication. Beginning in March 2020, OMHA increased the frequency of hearings and the number of claims set at each hearing, which we believe adds to the substantive and procedural deficiencies in the appeals process. During 2022, the backlog of “widespread probe” claims adjudicated by the administrative law judge (“ALJ”) continued and were substantially completed. This OMHA practice resulted in a reduction in our success in the adjudication of these appeals, but have increased the pace of recovery of these claims. We have appealed certain adverse ALJ rulings to the Department Appeals Boards (“DAB”), the final level of administrative review. As of December 31, 2022, approximately $52 million in claims are awaiting review at the DAB. In addition, we have appealed approximately $6 million in claims denied by the DAB to several United States District Courts, all of which are pending review as of December 31, 2022.
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
In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to inpatient rehabilitation facilities (“IRFs”), we received requests from 2013 to 2022 to review certain patient files for discharges occurring from 2010 to 2022. These RAC audits are focused on identifying Medicare claims that may contain improper payments. RAC contractors must have CMS approval before conducting these focused reviews which cover issues ranging from billing documentation to medical necessity. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
CMS has also established Unified Program Integrity Contractors (“UPICs”), previously known as Zone Program Integrity Contractors. These contractors perform fraud, waste, and abuse detection, deterrence and prevention activities for Medicare and Medicaid claims. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the DOJ. Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the error as a result of UPIC audits. We have, from time to time, received UPIC record requests which have resulted in claim denials on paid claims. We have appealed substantially all UPIC denials arising from these audits using the same process we follow for appealing other denials by contractors. In December 2017, we received notice of a UPIC audit at one of our hospitals. The UPIC sampled 100 claims and challenged the propriety of a subset of the sample representing $1.3 million in previously paid claims. The UPIC extrapolated the alleged error rate to all claims from that hospital during a period of approximately four years, resulting in an alleged overpayment of $33.9 million. Our MAC later reduced the determination of overpayment to $30.5 million, which it collected through recoupment of current claims during 2019. We appealed the overpayment determination to an Administrative Law Judge (“ALJ”), who heard the appeal in August 2021. In October 2022, the ALJ

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
overturned $12.5 million of the overpayment determination. We received payment of this amount, plus $3.2 million in interest, in December 2022. We have appealed the remaining $18.0 million of the overpayment determination to the DAB, the next level of administrative appeal, challenging both the denials and the improper use of extrapolation. It is not possible to predict when this matter will be resolved or the ultimate outcome.
To date, the Medicare claims that are subject to these post-payment audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2022. Because we have confidence in the medical judgment of both the referring and admitting physicians who assess the treatment needs of their patients, we have appealed substantially all claim denials arising from these audits using the same process we follow for appealing denials by MACs. Due to the delays announced by CMS in the related adjudication process discussed above, we believe the resolution of any claims that are subsequently denied as a result of these claim audits could take several years. In addition, because we have limited experience with UPICs and RACs in the context of claims reviews of this nature, we cannot provide assurance as to the timing or outcomes of these disputes. As such, we make estimates for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for denials by MACs. During 2022, 2021, and 2020, our adjustment to Net operating revenues for claims that are part of this post-payment claims review process was not material.
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
Net operating revenues are recognized over time as the services are provided to the patient. The performance obligation is the rendering of services to the patient during the term of their inpatient stay. Revenues are recognized (or measured) using the input method as therapy, nursing, and auxiliary services are provided based on our estimate of the respective transaction price. Revenues recognized are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. Factors considered in determining the estimated transaction price include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Such additional factors are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payor classes.
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

	As of December 31,
	2022	2021
Medicare	57.9%	57.8%
Managed care and other discount plans, including Medicare Advantage	31.1%	31.4%
Medicaid	4.4%	4.1%
Other third-party payors	3.4%	3.3%
Workers' compensation	2.2%	1.9%
Patients	1.0%	1.5%
Total	100.0%	100.0%
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
Leases—
We determine if an arrangement is a lease or contains a lease at inception and perform an analysis to determine whether the lease is an operating lease or a finance lease. We measure right-of-use assets and lease liabilities at the lease commencement date based on the present value of the remaining lease payments. As most of our leases do not provide a readily determinable implicit rate, we estimate an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. We use this rate to discount the remaining lease payments in measuring the right-of-use asset and lease liability. We use the implicit rate when readily determinable. We recognize lease expense for operating leases on a straight-line basis over the lease term. For our finance leases, we recognize amortization expense from the amortization of the right-of-use asset and interest expense on the related lease liability. Certain of our lease agreements contain annual escalation clauses based on changes in the Consumer Price Index. The changes to the Consumer Price Index, as compared to our initial estimate at the lease commencement date, are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In general, we do not account for lease and non-lease components separately for purposes of establishing right-of-use assets and lease liabilities.
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
We assess qualitative factors in our single reporting unit to determine whether it is necessary to perform the quantitative impairment test. If, based on this qualitative assessment, we were to believe we must perform the quantitative impairment test, we would determine the fair value of our reporting unit using generally accepted valuation techniques including the income approach and the market approach. The income approach includes the use of our reporting unit’s discounted projected operating results and cash flows. This approach includes many assumptions related to pricing and volume, operating expenses, capital expenditures, discount factors, tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. We reconcile the estimated fair value of our reporting unit to our market capitalization. When we dispose of a hospital, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
We assess qualitative factors related to our indefinite-lived intangible asset to determine whether it is necessary to perform the quantitative impairment test. If, based on this qualitative assessment, we were to believe we must perform the quantitative impairment test, we would determine the fair value of our indefinite-lived intangible asset using generally accepted valuation techniques including the relief-from-royalty method. This method is a form of the income approach in which value is equated to a series of cash flows and discounted at a risk-adjusted rate. It is based on a hypothetical royalty, calculated as a percentage of forecasted revenue, that we would otherwise be willing to pay to use the asset, assuming it were not already owned. This approach includes assumptions related to pricing and volume, as well as a royalty rate a hypothetical third party would be willing to pay for use of the asset. When making our royalty rate assumption, we consider rates paid in arms-length licensing transactions for assets comparable to our asset.
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2022, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.
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
We capitalize the costs of obtaining or developing internal-use software, including external direct costs of material and services and certain directly related payroll costs. Amortization begins when the internal-use software is ready for its intended

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
Share-Based Payments—
Encompass Health has shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors. All share-based payments to employees are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the applicable requisite service period.
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
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of comprehensive income, were $6.3 million, $5.6 million, and $4.6 million in each of the years ended December 31, 2022, 2021, and 2020, respectively.
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
include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes. We include the activity of Enhabit, Inc. and its subsidiaries in our consolidated and combined tax filings for 2022 up through the date of the Spin Off, which is defined and described in Note 2, Spin Off of Home Health and Hospice Business. Subsequent to the Spin Off, Enhabit, Inc. and its subsidiaries will no longer be included in our consolidated and combined filings.
Assets and Liabilities in and Results of Discontinued Operations—
We report the disposal of the component, or group of components, as discontinued operations only when it represents a strategic shift that has, or will have, a major effect on our operations and financial results. In the period a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled Income from discontinued operations, net of tax. In addition, we classify the assets and liabilities of those components as current and noncurrent assets and liabilities within Current assets of discontinued operations, Noncurrent assets of discontinued operations, Current liabilities of discontinued operations, and Noncurrent liabilities of discontinued operations in our consolidated balance sheets. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.
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
2.Spin Off of Home Health and Hospice Business
On July 1, 2022, we completed the previously announced separation of our home health and hospice business through the distribution (the “Spin Off”) of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit, Inc. (“Enhabit”) to the stockholders of record of Encompass Health as of the close of business on June 24, 2022 (the “Record Date”). The Spin Off was effective at 12:01 a.m., Eastern Time, on July 1, 2022. The Spin Off was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass Health common stock held of record as of the Record Date. No fractional shares were distributed. A cash payment was made in lieu of any fractional shares. As a result of the Spin Off, Enhabit is now an independent public company and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
In accordance with applicable accounting guidance, the historical results of Enhabit have been presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. Our presentation of discontinued operations excludes any allocation of general corporate and overhead costs as well as interest expense. Prior to July 1, 2022, we operated under two reporting segments. We now operate under a single reporting segment. In anticipation of the Spin Off, Enhabit transferred the “Encompass” trade name (net book value of $104.2 million) to us during the second quarter of 2022.
In connection with the Spin Off, on June 30, 2022, we entered into several agreements with Enhabit that govern the relationship of the parties following the Spin Off, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement.
We will provide transition services to Enhabit predominately consisting of certain finance, information technology, human resources, employee benefits and other administrative services for a period of up to two years after the Spin Off. For the year ended December 31, 2022, income related to these transition services of $2.1 million were reflected as reductions to General and administrative expenses in our consolidated statements of comprehensive income.
The following table presents the results of operations of Enhabit as discontinued operations (in millions):

	For the Year Ended December 31,
	2022 (1)	2021	2020
Net operating revenue	$542.3	$1,106.6	$1,078.4
Operating expenses:
Salaries and benefits	376.4	759.2	778.0
Other operating expenses	47.5	89.7	89.6
Occupancy costs	11.0	21.2	19.8
Supplies	11.7	25.1	29.5
General and administrative expenses	59.3	27.9	3.9
Depreciation and amortization	16.7	36.9	40.0
Total operating expenses	522.6	960.0	960.8
Interest expense and amortization of debt discounts and fees	0.2	0.3	0.5
Other income	—	(4.8)	(2.2)
Equity in net income of nonconsolidated affiliates	—	(0.6)	(0.5)
Income from discontinued operations before income taxes	19.5	151.7	119.8
Provision for income tax expense	4.3	37.6	29.2
Income from discontinued operations, net of tax	15.2	114.1	90.6
Less: Net income attributable to noncontrolling interests included in discontinued operations	(1.3)	(1.8)	(1.3)
Net income attributable to Encompass Health included in discontinued operations	$13.9	$112.3	$89.3
(1) Reflects amounts through the July 1, 2022 Spin Off date.
Transaction costs of $56.7 million and $22.9 million incurred during the years ended December 31, 2022 and 2021, respectively, are included in general and administrative expenses in the table above and in Income from discontinued operations, net of tax, in the consolidated statements of comprehensive income. These charges primarily relate to third-party advisory, consulting, legal and professional services, that are associated with the Spin Off.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table presents the carrying amounts of the assets and liabilities of the discontinued operations of Enhabit (in millions):

As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$5.4
Restricted cash	2.6
Accounts receivable	164.5
Prepaid expenses and other current assets	6.3
Total current assets of discontinued operations	178.8
Property and equipment, net	20.4
Operating lease right-of-use assets	48.4
Goodwill	1,190.9
Intangible assets, net	259.1
Other long-term assets	24.4
Total noncurrent assets of discontinued operations	1,543.2
Total assets of discontinued operations	$1,722.0
Liabilities
Current liabilities:
Current portion of long-term debt	$5.0
Current operating lease liabilities	14.9
Accounts payable	3.5
Accrued payroll	66.4
Other current liabilities	42.6
Total current liabilities of discontinued operations	132.4
Long-term debt, net of current portion	3.5
Long-term operating lease liabilities	33.5
Deferred income tax liabilities	63.4
Other long-term liabilities	0.4
Total noncurrent liabilities of discontinued operations	100.8
Total liabilities of discontinued operations	$233.2
See also Note 10, Long-term Debt.
3.Business Combinations:
2022 Acquisitions
During 2022, we completed the following inpatient rehabilitation acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.
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
•In December 2022, we acquired 50% of the operations of a 54-bed inpatient rehabilitation unit in Naples, Florida when NCH Healthcare System contributed those operations to our joint venture.
We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired hospitals from the respective dates of acquisition. Assets acquired were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on an income approach using discounted cash flow techniques for the noncompete intangible assets. The aforementioned income method utilizes management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital. The excess of the fair value of the consideration conveyed over the fair value of the assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired hospitals’ historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets. None of the goodwill recorded as a result from these transactions is deductible for federal income tax purposes.
The fair value of the assets acquired at the acquisition dates were as follows (in millions):

Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	$0.9
Goodwill	26.2
Total assets acquired	$27.1
Information regarding the net cash paid for the acquisitions during 2022 is as follows (in millions):

Fair value of assets acquired	$0.9
Goodwill	26.2
Fair value of noncontrolling interest owned by joint venture partner	(27.1)
Net cash paid for acquisitions	$—
Pro Forma Results of Operations
The following table summarizes the results of operations of the above-mentioned acquisitions from the dates of acquisitions included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the dates of the acquisitions been January 1, 2021 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to December 31, 2022	$—	$—
Combined entity: Supplemental pro forma from 01/01/2022-12/31/2022 (unaudited)	4,369.0	273.7
Combined entity: Supplemental pro forma from 01/01/2021-12/31/2021 (unaudited)	4,039.8	415.3
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2021 period.
2021 Acquisitions
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
2021 Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned-acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2020 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to December 31, 2021	$—	$—
Combined entity: Supplemental pro forma from 01/01/2021-12/31/2021 (unaudited)	4,021.1	412.5
Combined entity: Supplemental pro forma from 01/01/2020-12/31/2020 (unaudited)	3,581.3	285.0
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2020 period.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
2020 Acquisitions
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
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	$0.7
Trade name (useful life of 20 years)	0.9
Goodwill	9.3
Total assets acquired	$10.9
Information regarding the net cash paid for the inpatient rehabilitation acquisitions during 2020 is as follows (in millions):

Fair value of assets acquired	$1.6
Goodwill	9.3
Fair value of noncontrolling interest owned by joint venture partner	(10.9)
Net cash paid for acquisitions	$—

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
2020 Pro Forma Results of Operations
The following table summarizes the results of operations of the above-mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2020 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to December 31, 2020	$—	$—
Combined entity: Supplemental pro forma from 01/01/2020-12/31/2020 (unaudited)	3,571.9	284.8
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2020 reporting period.
4.Variable Interest Entities:
As of December 31, 2022 and December 31, 2021, we consolidated eight and ten, respectively, limited partnership-like entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of December 31, 2022. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheets, are as follows (in millions):

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$0.2	$—
Accounts receivable	34.0	33.6
Other current assets	6.7	5.9
Current assets of discontinued operations	—	4.5
Total current assets	40.9	44.0
Property and equipment, net	129.0	116.3
Operating lease right-of-use assets	1.7	3.2
Goodwill	15.9	15.9
Intangible assets, net	1.5	2.0
Other long-term assets	18.8	31.1
Long-term assets of discontinued operations	—	13.7
Total assets	$207.8	$226.2
Liabilities
Current liabilities:
Current portion of long-term debt	$0.8	$1.0
Current operating lease liabilities	0.4	1.5
Accounts payable	7.0	5.9
Accrued payroll	8.2	10.0
Other current liabilities	15.7	9.0
Current liabilities of discontinued operations	—	0.4
Total current liabilities	32.1	27.8
Long-term debt, net of current portion	14.5	8.6
Long-term operating lease liabilities	1.3	1.8
Total liabilities	$47.9	$38.2
5.Cash and Marketable Securities:
The components of our investments as of December 31, 2022 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$21.8	$31.6	$—	$53.4
Equity securities	—	—	110.0	110.0
Total	$21.8	$31.6	$110.0	$163.4

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The components of our investments as of December 31, 2021 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$49.4	$62.9	$—	$112.3
Equity securities	—	—	82.2	82.2
Total	$49.4	$62.9	$82.2	$194.5
Restricted Cash—
Restricted cash consisted of the following (in millions):

	As of December 31,
	2022	2021
Current:
Affiliate cash	$12.9	$14.7
Self-insured captive funds	17.3	47.8
Other	1.4	—
	31.6	62.5
Noncurrent:
Self-insured captive funds	—	0.4
Total restricted cash	$31.6	$62.9
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
Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. HCS insures a substantial portion of Encompass Health’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2022 and 2021, $79.1 million and $82.2 million, respectively, of restricted marketable securities are included in Other long-term assets in our consolidated balance sheets. During the years ended December 31, 2022, 2021, and 2020, $(7.4) million, $0.6 million, and $0.4 million, respectively, of unrealized net (losses) gains were recognized in our consolidated statements of comprehensive income on marketable securities still held at the reporting date.
Investing information related to our available-for-sale marketable securities is as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Proceeds from sales and maturities of available-for-sale marketable securities	$—	$—	$12.6

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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
6.Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2022	2021
Current:
Patient accounts receivable	$524.8	$502.1
Other accounts receivable	12.0	13.7
	536.8	515.8
Noncurrent patient accounts receivable	73.3	77.4
Accounts receivable	$610.1	$593.2
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
7.Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2022	2021
Land	$286.1	$259.8
Buildings	3,019.8	2,632.8
Leasehold improvements	281.5	251.1
Vehicles	4.5	3.8
Furniture, fixtures, and equipment	647.2	571.0
	4,239.1	3,718.5
Less: Accumulated depreciation and amortization	(1,659.4)	(1,490.5)
	2,579.7	2,228.0
Construction in progress	359.5	353.2
Property and equipment, net	$2,939.2	$2,581.2
As of December 31, 2022, approximately 68% of our consolidated Property and equipment, net held by Encompass Health Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 10, Long-term Debt, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The amount of depreciation expense and interest capitalized is as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Depreciation expense	$187.3	$160.4	$145.1
Interest capitalized	$10.5	$8.9	$6.0
8.Leases:
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
The components of lease costs are as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Operating lease cost	$38.7	$46.7	$50.2
Finance lease cost:
Amortization of right-of-use assets	27.5	28.0	25.0
Interest on lease liabilities	29.0	30.7	28.8
Total finance lease cost	56.5	58.7	53.8
Short-term and variable lease cost	5.2	3.1	3.7
Sublease income	(2.9)	(3.1)	(3.2)
Total lease cost	$97.5	$105.4	$104.5

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Supplemental consolidated balance sheet information related to leases is as follows (in millions):

		As of December 31,
	Classification	2022	2021
Assets
Operating lease	Operating lease right-of-use assets	$212.5	$193.7
Finance lease (1)	Property and equipment, net	272.9	299.3
Total leased assets		$485.4	$493.0

Liabilities
Current liabilities:
Operating lease	Current operating lease liabilities	$25.6	$23.5
Finance lease	Current portion of long-term debt	19.5	19.1
Noncurrent liabilities:
Operating lease	Long-term operating lease liabilities	199.7	179.6
Finance lease	Long-term debt, net of current portion	340.3	361.2
Total leased liabilities		$585.1	$583.4
(1)    Finance lease assets are recorded net of accumulated amortization of $145.8 million and $126.9 million as of December 31, 2022 and 2021, respectively.

	As of December 31,
	2022	2021
Weighted Average Remaining Lease Term
Operating lease	9.3 years	9.4 years
Finance lease	11.6 years	12.0 years
Weighted Average Discount Rate
Operating lease	6.2%	6.1%
Finance lease	7.7%	8.0%
Maturities of lease liabilities as of December 31, 2022 are as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2023	$38.4	$45.6
2024	40.3	46.5
2025	37.5	47.0
2026	34.3	47.9
2027	32.4	47.4
2028 and thereafter	119.5	316.6
Total lease payments	302.4	551.0
Less: Interest portion	(77.1)	(191.2)
Total lease liabilities	$225.3	$359.8

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Supplemental cash flow information related to our leases is as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40.5	$45.0	$50.6
Operating cash flows from finance leases	29.7	31.0	29.2
Financing cash flows from finance leases	19.2	44.6	14.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$48.7	$26.9	$26.2
Finance leases	1.0	46.4	24.2
9.Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill (in millions):

Amount
Goodwill as of December 31, 2019	$1,218.9
Acquisitions	9.3
Goodwill as of December 31, 2020	1,228.2
Acquisitions	8.8
Goodwill as of December 31, 2021	1,237.0
Acquisitions	26.2
Goodwill as of December 31, 2022	$1,263.2
Goodwill increased in 2020, 2021 and 2022 as a result of our acquisitions of inpatient rehabilitation operations. For additional information on these acquisitions, see Note 3, Business Combinations.
We performed impairment reviews as of October 1, 2022, 2021, and 2020 and concluded no Goodwill impairment existed. As of December 31, 2022, we had no accumulated impairment losses related to Goodwill.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2022	$120.4	$(41.5)	$78.9
2021	115.3	(36.0)	79.3
Licenses:
2022	$65.7	$(54.3)	$11.4
2021	65.7	(53.2)	12.5
Noncompete agreements:
2022	$66.2	$(60.2)	$6.0
2021	65.3	(58.4)	6.9
Trade name - Encompass:
2022	$135.2	$—	$135.2
2021	—	—	—
Trade names - all other:
2022	$37.5	$(20.8)	$16.7
2021	37.5	(19.5)	18.0
Internal-use software:
2022	$183.2	$(150.3)	$32.9
2021	182.8	(142.6)	40.2
Market access assets:
2022	$13.2	$(12.0)	$1.2
2021	13.2	(11.7)	1.5
Total intangible assets:
2022	$621.4	$(339.1)	$282.3
2021	479.8	(321.4)	158.4
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Amortization expense	$28.8	$31.2	$32.9
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2023	$25.0
2024	17.2
2025	11.6
2026	10.4
2027	10.0

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
10.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2022	2021
Credit Agreement—
Advances under revolving credit facility	$55.0	$200.0
Term loan facilities	—	238.5
Bonds payable—
5.125% Senior Notes due 2023	—	99.6
5.75% Senior Notes due 2025	347.7	347.0
4.50% Senior Notes due 2028	781.8	786.8
4.75% Senior Notes due 2030	779.0	784.7
4.625% Senior Notes due 2031	390.6	393.7
Other notes payable	53.1	47.7
Finance lease obligations	359.8	380.3
	2,767.0	3,278.3
Less: Current portion	(25.2)	(37.8)
Long-term debt, net of current portion	$2,741.8	$3,240.5
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2023	$25.2	$25.2
2024	39.2	39.2
2025	381.8	379.5
2026	27.6	27.6
2027	96.6	96.6
Thereafter	2,247.5	2,198.9
Total	$2,817.9	$2,767.0
As a result of the redemptions discussed below, we recorded a $1.4 million, $1.0 million, and $2.3 million Loss on early extinguishment of debt in 2022, 2021, and 2020, respectively.
Senior Secured Credit Agreement—
The credit agreement provides for a $1 billion revolving credit facility, with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which mature in October 2027. The credit agreement previously provided for a $270 million term loan commitment, the outstanding amount of which was repaid in June 2022.
Amounts drawn on the revolving credit facility bear interest at a rate per annum of, at our option, (1) secured overnight financing rate (“SOFR”) or (2) the higher of (a) Barclays Bank PLC’s prime rate and (b) the federal funds rate plus 0.5%, in each case, plus, in each case, an applicable margin that varies depending upon our leverage ratio. We are also subject to a commitment fee of 0.25% or 0.30%, depending on our leverage ratio, per annum on the daily amount of the unutilized commitments under the revolving credit facility. The current interest rate on SOFR borrowings under the credit agreement includes a credit spread of 1.50%.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The credit agreement contains affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio. Under one such negative covenant, we are restricted from paying common stock dividends, prepaying certain senior notes, making certain investments, and repurchasing preferred and common equity unless (1) we are not in default under the terms of the credit agreement and (2) our senior secured leverage ratio, as defined in the credit agreement, does not exceed 2x. In the event the senior secured leverage ratio exceeds 2x, these payments are subject to a limit of $200 million plus the Available Amount, as defined in the credit agreement. Our obligations under the credit agreement are secured by the current and future personal property of the Company and its subsidiary guarantors.
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
2.Amendment of the definition of “Material Adverse Effect” to carve out the direct and indirect impacts of pandemic and the related legislative, regulatory and executive actions on us from that definition for a period of 364 days; and
3.Amendment of the investment limitation covenant and the restricted payment limitation covenant, to add to each a leverage ratio condition (not in excess of 4.50x) to the provisions allowing unlimited investments and restricted payments in the event certain conditions are met including a senior secured leverage ratio (not in excess of 2.00x) and the existence of no events of default in addition to the new leverage ratio condition.
In June 2022, we further amended our existing credit agreement and the amendments included the following material provisions:
1.Amendment of definition of “Consolidated Net Income” to exclude from the calculation thereof, at Encompass Health’s option, net income or loss from disposed, abandoned, transferred, closed or discontinued operations until such disposition, abandonment, transfer, closure of discontinuance of operations shall have been consummated.
2.Addition of Section 1.08, “SpinCo Credit Facilities Transactions,” to provide that the Loan Documents will not prevent the consummation of the SpinCo Credit Facilities Transactions and that the SpinCo Credit Facilities Transactions will not give rise to any Default or constitute a utilization of any basket under any Loan Document.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
3.Amendment of Section 2.11(e) to provide that a Prepayment Notice may be conditioned upon the effectiveness of other credit facilities, indentures or similar agreements or other transactions.
4.Addition of Section 5.18, “SpinCo Distribution,” to provide that within three (3) Business Days following the incurrence of indebtedness under the SpinCo Credit Facilities, Encompass will have consummated the SpinCo Distribution in compliance with the Restricted Payments covenants of the Credit Agreement, and following the consummation of the SpinCo Distribution, no obligors in respect of the SpinCo Credit Facilities will be Restricted Subsidiaries.
5.Amendment of the definition of “Senior Notes” to include Encompass’ 4.625% Senior Notes due 2031 and the definition of “Consolidated Total Indebtedness” to exclude Indebtedness under any Senior Note for which an irrevocable notice of redemption has been issued in connection with or incidental to any SpinCo Distribution.
In October 2022, we further amended our existing credit agreement and the amendments included the following material provisions:
1.Amendment of the definition of “Maturity Date” for the revolving borrowings to October 7, 2027.
2.Change the reference rate for borrowings from LIBOR to SOFR.
3.Reduction of the fee for the undrawn portion of the revolving loan commitment from 37.5 basis points to a maximum of 30 basis points and a minimum of 25 basis points, with such rate to be determined based on the Leverage Ratio as of the most recently ended four quarter period.
4.Restatement of the Leverage Ratio maintenance covenant in Section 6.01(b) to the following:
On the last day of each fiscal quarter, the Borrower will not permit the Leverage Ratio, calculated as of the end of each such fiscal quarter occurring during the time periods set forth below on a pro forma basis, to exceed the ratio set forth below opposite the time period during which such fiscal quarter ends; provided, however, that the Borrower may elect (the “Step-Up Election”) at any time after the Effective Date to increase the maximum Leverage Ratio permitted hereunder by 0.50 to 1.00 for the 4 immediately succeeding fiscal quarters as of and immediately following the consummation of any Significant Acquisition, in each case, by providing a written notice to the Administrative Agent of such Step-Up Election prior to the last day of the first fiscal quarter for which the Step-Up Election is to take effect (this sentence, the “Leverage Covenant”). Upon the expiration of the Step-Up Election, the maximum Leverage Ratio permitted under the Leverage Covenant shall revert to the Leverage Ratio set forth below for at least two consecutive fiscal quarters before the Borrower may make another Step-Up Election.

Fiscal Quarters Ending	Leverage Ratio
September 30, 2022 – September 30, 2024	4.75 to 1.00
December 31, 2024 and thereafter	4.50 to 1.00
5.Insertion of an add back of certain restructuring charges and synergies in calculating Adjusted Consolidated EBITDA under the credit agreement.
6.Amendment of definition of “Available Amount” to include a $900 million “starter amount” and a “grower component” tied to 50% of cumulative Consolidated Net Income.
7.Amendment of certain negative covenant baskets to include a “grower component” tied to a percentage of Adjusted Consolidated EBITDA for a trailing 12-month period.
In June 2022, Enhabit distributed $566.6 million to Encompass Health who used it to fully repay both the $250 million outstanding balance of the Encompass Health revolving credit facility and approximately $236 million of the Encompass Health term loan. Currently, there are no term loan commitments under the credit agreement.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
As of December 31, 2022, $55 million were drawn under the revolving credit facility with an interest rate of 7.0%. As of December 31, 2021, $200 million were drawn under the revolving credit facility with an interest rate of 2.6%. As of December 31, 2022 and 2021, $32.7 million and $38.2 million, respectively, were being utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.
Bonds Payable—
Senior Notes
The Company’s 5.125% Senior Notes due 2023 (“the 2023 Notes”), 5.75% Senior Notes due 2025 (the “2025 Notes”), 4.50% Senior Notes due 2028 (the “2028 Notes”), 4.75% Senior Notes due 2030 (the “2030 Notes”), and 4.625% Senior Notes due 2031 (the “2031 Notes” and collectively the “Senior Notes”) were issued pursuant to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Senior Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”). Pursuant to the terms of the Indenture, the Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt. The Senior Notes are senior, unsecured obligations of Encompass Health and rank equally with our other senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness.
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
On December 9, 2021, we announced the commencement of a consent solicitation of holders of the 2025 Notes, 2028 Notes, 2030 Notes, and 2031 Notes (collectively the “Notes”) for the adoption of certain amendments to the Indenture, which provided us with greater flexibility in effecting the Spin Off discussed in Note 2, Spin Off of Home Health and Hospice Business. Each Indenture contains restrictive covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permit us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We may make any such distribution so long as the Leverage Ratio (as defined in each Indenture) is no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduce the capacity under our restricted payments builder basket under each existing Indenture for the 2028 Notes, 2030 Notes, and 2031 Notes by $200 million and amends the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Notes. In December 2021 and January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Notes a total of $40.5 million, excluding fees. We paid $20.0 million and $20.5 million in January and June 2022, respectively.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
2023 Notes
In March 2015, we issued $300 million of the 2023 Notes at par. In both April and June 2021, we redeemed $100 million in outstanding principal amount of the 2023 Notes using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, these optional redemptions were made at a price of par. In March 2022, we redeemed the remaining $100 million in outstanding principal amount of the 2023 Notes using capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, this optional redemption was made at a price of par. The 2023 Notes would have matured on March 15, 2023. Inclusive of financing costs, the effective interest rate on the 2023 Notes was 5.4%. Interest on the 2023 Notes was payable semiannually in arrears on March 15 and September 15.
2025 Notes
In September 2015, we issued $350 million of the 2025 Notes at par. The 2025 Notes mature on September 15, 2025 and bear interest at a per annum rate of 5.75%. Inclusive of financing costs, the effective interest rate on the 2025 Notes is 6.0%. Interest on the 2025 Notes is payable semiannually in arrears on March 15 and September 15.
We may redeem the 2025 Notes, in whole or in part, at any time on or after September 15, 2022, at the redemption prices set forth below:

Period	Redemption Price*
2022	100.958%
September 15, 2023 and thereafter	100.000%
* Expressed in percentage of principal amount
2028 and 2030 Notes
In September 2019, we issued $500 million of the 2028 Notes at par and $500 million of the 2030 Notes at par. Certain of the proceeds from this offering were used to fund the purchase of equity rights from management investors of our former home health and hospice business discussed in Note 12, Redeemable Noncontrolling Interests.
In May 2020, we issued an additional $300 million of the 2028 Notes at a price of 99.0% of the principal amount and an additional $300 million of the 2030 Notes at a price of 98.5% of the principal amount, which resulted in approximately $583 million in net proceeds. We used a portion of the net proceeds from this borrowing, together with cash on hand, to repay borrowings under our revolving credit facility.
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
* Expressed in percentage of principal amount
2031 Notes
In October 2020, we issued $400 million of the 2031 Notes at par. The 2031 Notes mature on April 1, 2031 and bear interest at a per annum rate of 4.625%. Inclusive of financing costs, the effective interest rate on the 2031 Notes is 5.0%. Interest is payable semiannually in arrears on April 1 and October 1 of each year. We may redeem the 2031 Notes, in whole or in part, at any time on or after April 1, 2026 at the redemption prices set forth below:

Period	Redemption Price*
2026	102.313%
2027	101.542%
2028	100.771%
2029 and thereafter	100.000%
* Expressed in percentage of principal amount
Former 2024 Notes
In November 2020, we redeemed the remaining $700 million of outstanding principal amount of the 5.75% Senior Notes due 2024 (“the Former 2024 Notes”). Pursuant to the terms of the Former 2024 Notes, this full redemption was made at a price of par. We used the net proceeds from the 2031 Notes offering, discussed above, together with approximately $300 million of cash on hand to fund the redemption. The Former 2024 Notes would have matured on November 1, 2024. Inclusive of premiums and financing costs, the effective interest rate on the Former 2024 Notes was 5.8%. Interest was payable semiannually in arrears on May 1 and November 1 of each year.
Other Notes Payable—
Our notes payable consist of the following (in millions):

	As of December 31,
	2022	2021	Interest Rates
Sale/leaseback transactions involving real estate accounted for as financings	$28.0	$28.0	6.1% to 11.2%
Construction of a new hospital	20.7	11.0	5.0% to 5.5%
Software contracts	4.4	8.7	2.8%
Other notes payable	$53.1	$47.7

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
11.Self-Insured Risks:
We insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program (“SIR”) underwritten by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd., which we fund via regularly scheduled premium payments. HCS is an insurance company licensed by the Cayman Island Monetary Authority. We use HCS to fund the first $45 million for annual aggregate losses associated with general and professional liability risks. Workers’ compensation exposures are capped on a per claim basis. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.
The following table presents the changes in our self-insurance reserves (in millions):

	2022	2021	2020
Balance at beginning of period, gross	$169.4	$165.2	$157.3
Less: Reinsurance receivables	(30.0)	(28.3)	(26.4)
Balance at beginning of period, net	139.4	136.9	130.9
Increase for the provision of current year claims	50.5	46.9	52.5
Decrease for the provision of prior year claims	(8.2)	(6.8)	(15.0)
Expenses related to discontinued operations	—	(0.2)	(0.2)
Payments related to current year claims	(7.1)	(7.0)	(8.4)
Payments related to prior year claims	(31.8)	(30.4)	(22.9)
Balance at end of period, net	142.8	139.4	136.9
Add: Reinsurance receivables	32.3	30.0	28.3
Balance at end of period, gross	$175.1	$169.4	$165.2
As of December 31, 2022 and 2021, $46.6 million and $45.6 million, respectively, of these reserves are included in Other current liabilities in our consolidated balance sheets.
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
The reserves for these self-insured risks cover approximately 1,100 and 1,200 individual claims at December 31, 2022 and 2021, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
12.Redeemable Noncontrolling Interests:
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$42.2	$31.6	$239.6
Net income attributable to noncontrolling interests	7.2	9.0	7.4
Distributions declared	(5.3)	(8.0)	(8.5)
Contribution to joint ventures	—	—	3.1
Purchase of redeemable noncontrolling interests	—	—	(162.3)
Exchange transaction	—	—	(46.3)
Change in fair value	(3.4)	4.5	(1.4)
Other	0.1	5.1	—
Spin off of Enhabit, Inc.	(5.2)	—	—
Balance at end of period	$35.6	$42.2	$31.6
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

	For the Year Ended December 31,
	2022	2021	2020
Net income attributable to nonredeemable noncontrolling interests	$87.7	$96.0	$77.2
Net income attributable to redeemable noncontrolling interests	7.2	9.0	7.4
Net income attributable to noncontrolling interests	$94.9	$105.0	$84.6
On December 31, 2014, we acquired 83.3% of our former home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”). In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor had the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. In July 2019, we received additional exercise notices, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. In September 2019, Encompass Health settled the acquisition of those shares upon payment of approximately $163 million in cash. In January 2020, we received additional exercise notices, representing approximately 4.3% of the outstanding shares of the common stock of Holdings. On February 18, 2020, Encompass Health settled the acquisition of those shares upon payment of approximately $162 million in cash. Upon settlement of these exercises, approximately $46 million of the shares of Holdings held by two management investors remained outstanding.
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
13.Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities(2)	$110.0	$3.7	$106.3	$—	M
Redeemable noncontrolling interests	35.6	—	—	35.6	I
As of December 31, 2021
Equity securities(2)	$82.2	$4.1	$78.1	$—	M
Redeemable noncontrolling interests	42.2	—	—	42.2	I
(1)The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
(2)As of December 31, 2022, $30.9 million are included in Other current assets and $79.1 million are included in Other long-term assets in the consolidated balance sheet. As of December 31, 2021, $82.2 million are included in Other long-term assets in the consolidated balance sheet.
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the years ended December 31, 2022, 2021, and 2020, we did not record any material gains or losses related to these assets.

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

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$55.0	$55.0	$200.0	$200.0
Term loan facilities	—	—	238.5	239.6
5.125% Senior Notes due 2023	—	—	99.6	100.2
5.75% Senior Notes due 2025	347.7	347.7	347.0	357.9
4.50% Senior Notes due 2028	781.8	726.7	786.8	823.0
4.75% Senior Notes due 2030	779.0	703.7	784.7	824.0
4.625% Senior Notes due 2031	390.6	342.2	393.7	407.0
Other notes payable	53.1	53.1	47.7	47.7
Financial commitments:
Letters of credit	—	32.7	—	38.2
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements” and “Redeemable Noncontrolling Interests.”
14.Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options and restricted stock awards (“RSAs”) under the terms of share-based incentive plans designed to align employee and executive interests to those of its stockholders. All employee stock-based compensation awarded during 2022, 2021, and 2020 was issued under the 2016 Omnibus Performance Incentive Plan, a stockholder-approved plan that reserves and provides for the grant of up to 16,860,765 shares of common stock after adjustment for the effect of the Spin Off. This plan allows for the grants of nonqualified stock options, incentive stock options, restricted stock, stock appreciate rights, performance shares, performance share units, dividend equivalents, restricted stock units (“RSUs”), and/or other stock-based awards. Stock-based compensation expense recognized in continuing operations was $29.2 million, $29.1 million, and $25.6 million during 2022, 2021, and 2020, respectively. Stock-based compensation expense classified as discontinued operations was $2.5 million, $3.6 million, and $3.9 million during 2022, 2021, and 2020, respectively.
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
The fair values of the options granted during the years ended December 31, 2022, 2021, and 2020 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2022	2021	2020
Expected volatility	28.3%	28.4%	24.8%
Risk-free interest rate	1.7%	1.1%	1.0%
Expected life (years)	7.8	7.1	7.1
Dividend yield	1.9%	1.9%	2.0%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our officers and employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected term of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We estimated our dividend yield based on our annual dividend rate and our stock price on the dividend payment dates. Under the Black-Scholes option-pricing model, the weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2022, 2021, and 2020 was $17.29, $19.21, and $15.48, respectively.
A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2021	711	$54.33
Granted (1)	117	66.39
Exercised (1)	(47)	20.60
Enhabit spin-off adjustment (2)	55	51.65
Outstanding, December 31, 2022	836	47.12	5.6	$11.7
Exercisable, December 31, 2022	621	42.65	4.6	11.2
(1) Options activity represents historical grant values prior to the Spin Off.
(2) In connection with the Spin Off, all outstanding Encompass Health stock options (whether vested or unvested) were converted into adjusted Encompass Health awards for current and former Encompass Health employees or Enhabit awards for Enhabit employees. Such adjusted awards preserved the same intrinsic value and general terms and conditions (including vesting) as were in place immediately prior to the adjustments.
We recognized approximately $1.2 million, $2.2 million, and $1.5 million of compensation expense related to our stock options for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $1.5 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 23 months. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $1.8 million, $0.1 million, and $2.3 million, respectively.
Restricted Stock—
The RSAs granted in 2022, 2021, and 2020 included service-based awards and performance-based awards (that also included a service requirement). These awards generally vest over a three-year requisite service period. For RSAs with a service and/or performance requirement, the fair value of the RSA is determined by the closing price of our common stock on the grant date.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2021	454	$74.46
Granted (1)	425	74.08
Vested (1)	(306)	70.92
Forfeited (2)	(31)	71.35
Enhabit spin-off adjustment (3)	(16)	62.87
Nonvested shares at December 31, 2022	526	63.35
(1) RSA activity represents historical grant values prior to the Spin Off.
(2) Forfeiture activity prior to the Spin Off represents historical grant values, while the post-spin forfeitures reflects the impact of Spin Off.
(3) In connection with the Spin Off, all outstanding RSAs (whether vested or unvested) were converted into adjusted Encompass Health awards for current Encompass Health employees or Enhabit awards for Enhabit employees. Such adjusted awards preserved the same intrinsic value and general terms and conditions (including vesting) as were in place immediately prior to the adjustments.
The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2021 and 2020 was $73.89 and $61.81 per share, respectively. We recognized approximately $26.4 million, $24.9 million, and $22.0 million of compensation expense related to our restricted stock awards for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $30.0 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 20 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures. The total fair value of shares vested during the years ended December 31, 2022, 2021, and 2020 was $20.0 million, $32.6 million, and $41.4 million, respectively. We accrue dividends on outstanding RSAs, which are paid upon vesting.
Nonemployee Stock-Based Compensation Plans—
During the years ended December 31, 2022, 2021, and 2020, we provided incentives to our nonemployee members of our board of directors through the issuance of RSUs out of our share-based incentive plans. RSUs are fully vested when awarded and receive dividend equivalents in the form of additional RSUs upon the payment of a cash dividend on our common stock. During the years ended December 31, 2022, 2021, and 2020, we issued 22,469, 24,043, and 32,196 RSUs, respectively, with a fair value of $67.42, $84.83, and $65.39, respectively, per unit. We recognized approximately $1.5 million, $2.0 million, and $2.1 million, respectively, of compensation expense upon their issuance in 2022, 2021, and 2020. There was no unrecognized compensation related to unvested shares as of December 31, 2022. During the years ended 2022, 2021, and 2020, we issued an additional 11,976, 8,577, and 8,987, respectively, of RSUs as dividend equivalents. As of December 31, 2022, 775,312 RSUs were outstanding. In addition to the above, we issued 130,406 additional RSUs to current and former members of our board of directors in connection with the Spin Off. Such adjusted awards preserved the same intrinsic value and general terms and conditions (including vesting) as were in place immediately prior to the adjustments.
15.Employee Benefit Plans:
Substantially all Encompass Health employees are eligible to enroll in Encompass Health-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2022, 2021, and 2020, costs associated with these plans, net of amounts paid by employees, approximated $174.5 million, $166.0 million, and $145.4 million, respectively.
The Encompass Health Retirement Investment Plan (the “RIP”) is a qualified 401(k) savings plan. The RIP allows eligible employees to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the Internal Revenue Service. Encompass Health employees who are at least 21 years of age are eligible to participate in the RIP and all contributions to the plan are in the form of cash. Encompass

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Health’s employer matching contribution under the RIP is 50% of the first 6% of each participant’s elective deferrals, which vest 100% after three years of service. Participants are always fully vested in their own contributions.
Employer contributions to the RIP approximated $28.7 million, $26.4 million, and $23.3 million in 2022, 2021, and 2020, respectively. In 2022, 2021, and 2020, approximately $1.4 million, $1.1 million, and $1.3 million, respectively, from forfeited accounts were used to fund the matching contributions in accordance with the terms of the RIP.
Senior Management Bonus Program—
We maintain a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate or regional goals for all periods presented. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2023, we expect to pay approximately $14.8 million under the program for the year ended December 31, 2022. In March 2022 and 2021, we paid $23.4 million and $14.1 million, respectively, under the program for the years ended December 31, 2021 and 2020.
16.Income Taxes:
The significant components of the Provision for income tax expense related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Current:
Federal	$58.7	$63.7	$29.8
State and other	13.5	20.8	10.4
Total current expense	72.2	84.5	40.2
Deferred:
Federal	17.9	14.4	23.0
State and other	10.0	3.0	11.5
Total deferred expense	27.9	17.4	34.5
Total income tax expense related to continuing operations	$100.1	$101.9	$74.7
A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2022	2021	2020
Tax expense at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	4.0%	4.0%	4.4%
Increase (decrease) in valuation allowance	0.6%	(0.6)%	2.2%
Noncontrolling interests	(4.4)%	(4.3)%	(4.9)%
Share-based windfall tax benefits	—%	(0.6)%	(1.2)%
Other, net	1.0%	0.7%	(0.3)%
Income tax expense	22.2%	20.2%	21.2%
The Provision for income tax expense in 2022 was greater than the federal statutory rate primarily due to state and other income tax expense and the increase in valuation allowance, offset by the impact of noncontrolling interests. The

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Provision for income tax expense in 2021 was less than the federal statutory rate primarily due to the impact of noncontrolling interests, the decrease in valuation allowance and share-based windfall tax benefits, offset by state and other income tax expense. The Provision for income tax expense in 2020 was greater than the federal statutory rate primarily due to state and other income tax expense and the increase in valuation allowance, offset by the impact of noncontrolling interests and share-based windfall tax benefits. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion.
The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) included provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the years ended December 31, 2022, 2021 and 2020, although it has impacted the timing of cash payments for taxes.
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of our deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2022	2021
Deferred income tax assets:
Net operating loss	$36.9	$50.4
Insurance reserve	19.1	18.4
Stock-based compensation	16.1	14.3
Operating lease liabilities	6.6	6.5
Other accruals	24.8	23.0
Tax credits	12.4	10.9
Total deferred income tax assets	115.9	123.5
Less: Valuation allowance	(35.8)	(43.1)
Net deferred income tax assets	80.1	80.4
Deferred income tax liabilities:
Revenue reserves	—	(1.0)
Intangibles	(61.2)	(30.1)
Operating lease right-of-use assets	(5.5)	(6.0)
Property, net	(15.9)	(0.1)
Carrying value of partnerships	(80.2)	(66.2)
Other	(0.3)	(0.3)
Total deferred income tax liabilities	(163.1)	(103.7)
Net deferred income tax liabilities	$(83.0)	$(23.3)
We have state NOLs of $35.3 million that expire in various amounts at varying times through 2031. For the years ended December 31, 2022 and 2021, the net decrease in our valuation allowance was $7.3 million and $3.1 million, respectively. The decrease in our valuation allowance in 2022 related primarily to the expiration of state NOLs. The decrease in our valuation allowance in 2021 related primarily to changes in forecasted income.
As of December 31, 2022, we have a remaining valuation allowance of $35.8 million. This valuation allowance remains recorded due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in

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
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during 2022, 2021, and 2020 was not material. Accrued interest income related to income taxes as of December 31, 2022 and 2021 was not material.
In December 2016, we signed an agreement with the IRS to participate in their Compliance Assurance Process (“CAP”) for the 2017 tax year and have renewed this agreement each year since. CAP is a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax returns. The IRS is currently examining the 2021 and 2022 tax years. In June 2022, the IRS issued a no change letter effectively closing our 2020 tax year audit. The statute of limitations has expired or we have settled federal income tax examinations with the IRS for all tax years through 2020. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by one state for tax years ranging from 2017 - 2019.
For the tax years that remain open under the applicable statutes of limitations, management considered potential unrecognized tax benefits and determined there are no material unrecognized tax benefits that would impact prior years’ income taxes.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
17.Earnings per Common Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2022	2021	2020
Basic:
Numerator:
Income from continuing operations	$350.7	$403.1	$278.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(93.6)	(103.2)	(83.3)
Less: Income from continuing operations allocated to participating securities	(1.1)	(1.1)	(0.5)
Income from continuing operations attributable to Encompass Health common shareholders	256.0	298.8	194.4
Income from discontinued operations, net of tax	15.2	114.1	90.6
Less: Net income attributable to noncontrolling interests included in discontinued operations	(1.3)	(1.8)	(1.3)
Less: Income from discontinued operations allocated to participating securities	(0.1)	(0.7)	(0.5)
Income from discontinued operations attributable to Encompass Health common shareholders	13.8	111.6	88.8
Net income attributable to Encompass Health common shareholders	$269.8	$410.4	$283.2
Denominator:
Basic weighted average common shares outstanding	99.2	99.0	98.6
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.58	$3.02	$1.97
Discontinued operations	0.14	1.13	0.90
Net income	$2.72	$4.15	$2.87

Diluted:
Numerator:
Income from continuing operations	$350.7	$403.1	$278.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(93.6)	(103.2)	(83.3)
Income from continuing operations attributable to Encompass Health common shareholders	257.1	299.9	194.9
Income from discontinued operations, net of tax	15.2	114.1	90.6
Less: Net income attributable to noncontrolling interests included in discontinued operations	(1.3)	(1.8)	(1.3)
Income from discontinued operations attributable to Encompass Health common shareholders	13.9	112.3	89.3
Net income attributable to Encompass Health common shareholders	$271.0	$412.2	$284.2
Denominator:
Diluted weighted average common shares outstanding	100.4	100.2	99.8
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.56	$2.99	$1.96
Discontinued operations	0.14	1.12	0.89
Net income	$2.70	$4.11	$2.85

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Basic weighted average common shares outstanding	99.2	99.0	98.6
Restricted stock awards, dilutive stock options, and restricted stock units	1.2	1.2	1.2
Diluted weighted average common shares outstanding	100.4	100.2	99.8
Options to purchase approximately 0.4 million, 0.2 million, and 0.2 million shares of common stock were outstanding during December 31, 2022, 2021, and 2020, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
In February 2014, our board of directors approved an increase in our common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. On July 24, 2018, the Company's board approved resetting the aggregate common stock repurchase authorization to $250 million. There were no repurchases of our common stock during 2022 or 2021. During 2020, we repurchased 0.1 million shares of our common stock in the open market for $6.1 million.
In July 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share. The cash dividend of $0.28 per common share was declared and paid in each quarter through July 2022. In July 2022, our board of directors revised our quarterly dividend in response to the Spin Off and declared a cash dividend of $0.15 per share that was paid in October 2022. Also in October 2022, our board of directors declared cash dividends of $0.15 per share that was paid in January 2023. Future dividend payments are subject to declaration by our board of directors.
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $29.6 million in 2023, $21.0 million in 2024, $12.5 million in 2025, $9.8 million in 2026, $9.2 million in 2027, and $9.6 million thereafter. These contracts primarily relate to software licensing and support.
19.Quarterly Data (Unaudited):
The Spin Off of Enhabit was completed during 2022 and the historical results of Enhabit are now reported as discontinued operations. The quarterly results presented below have been reclassified to conform to this presentation. For additional information, see Note 2, Spin Off of Home Health and Hospice Business.

	2022
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$1,059.3	$1,062.5	$1,089.5	$1,137.3	$4,348.6
Operating earnings (a)	131.5	128.6	127.5	151.9	539.5
Provision for income tax expense	23.6	22.8	21.8	31.9	100.1
Income from continuing operations	86.4	59.8	85.5	119.0	350.7
Income (loss) from discontinued operations, net of tax	23.7	11.5	(18.5)	(1.5)	15.2
Net income	110.1	71.3	67.0	117.5	365.9
Less: Net income attributable to noncontrolling interests	(22.6)	(22.6)	(21.6)	(28.1)	(94.9)
Net income attributable to Encompass Health	$87.5	$48.7	$45.4	$89.4	$271.0
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders: (b)
Continuing operations	$0.65	$0.38	$0.64	$0.91	$2.58
Discontinued operations	0.23	0.11	(0.19)	(0.02)	0.14
Net income	$0.88	$0.49	$0.45	$0.89	$2.72
Diluted earnings per share attributable to Encompass Health common shareholders: (b)
Continuing operations	$0.64	$0.38	$0.63	$0.90	$2.56
Discontinued operations	0.23	0.11	(0.18)	(0.01)	0.14
Net income	$0.87	$0.49	$0.45	$0.89	$2.70
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

	2021
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$959.9	$1,001.7	$1,010.8	$1,042.5	$4,014.9
Operating earnings (a)	143.0	146.8	141.4	128.4	559.6
Provision for income tax expense	25.0	28.2	26.2	22.5	101.9
Income from continuing operations	101.8	107.0	102.1	92.2	403.1
Income from discontinued operations, net of tax	31.0	35.0	24.6	23.5	114.1
Net income	132.8	142.0	126.7	115.7	517.2
Less: Net income attributable to noncontrolling interests	(25.5)	(28.7)	(26.7)	(24.1)	(105.0)
Net income attributable to Encompass Health	$107.3	$113.3	$100.0	$91.6	$412.2
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders: (b)
Continuing operations	$0.77	$0.79	$0.76	$0.69	$3.02
Discontinued operations	0.31	0.35	0.24	0.23	1.13
Net income	$1.08	$1.14	$1.00	$0.92	$4.15
Diluted earnings per share attributable to Encompass Health common shareholders: (b)
Continuing operations	$0.76	$0.79	$0.76	$0.68	$2.99
Discontinued operations	0.31	0.34	0.24	0.23	1.12
Net income	$1.07	$1.13	$1.00	$0.91	$4.11
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

EXHIBIT INDEX
Effective as of January 1, 2018, we changed our name to Encompass Health Corporation. By operation of law, any reference to “HealthSouth” in these exhibits should be read as “Encompass Health” as set forth in the Exhibit List below.

No.	Description

2.1.1
Separation and Distribution Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.1 to Encompass Health’s Current Report on Form 8-K filed on July 7, 2022).

2.1.2
Transition Services Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.2 to Encompass Health’s Current Report on Form 8-K filed on July 7, 2022).

2.1.3
Tax Matters Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc.(incorporated by reference to Exhibit 2.3 to Encompass Health’s Current Report on Form 8-K filed on July 7, 2022).

2.1.4
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

3.2
Amended and Restated Bylaws of Encompass Health Corporation, effective as of December 8, 2022 (incorporated by reference to Exhibit 3.1 to Encompass Health’s Current Report on Form 8-K filed on December 13, 2022).

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

4.1.6
Fifth Supplemental Indenture, dated as of March 12, 2015, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Encompass Health’s Current Report on Form 8-K filed on March 12, 2015).

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

10.3	Encompass Health Corporation Fifth Amended and Restated Change in Control Benefits Plan.+

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

10.8.1	Encompass Health Corporation Nonqualified Retirement Plan (incorporated by reference to Exhibit 10.8 to Encompass Health's Annual Report on Form 10-K filed on February 27, 2020).+

10.8.2	First Amendment to the Encompass Health Corporation Nonqualified Retirement Plan.+

10.9.1
Form of Non-Qualified Stock Option Agreement (Amended and Restated 2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.10.3 to Encompass Health’s Annual Report on Form 10-K filed on February 22, 2017).+

10.9.2
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

10.13
Sixth Amended and Restated Credit Agreement, dated October 7, 2022, by and among Encompass Health Corporation, certain of its subsidiaries, Barclays Bank PLC, as administrative agent and collateral agent, and various other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2022).

21.1	Subsidiaries of Encompass Health Corporation.

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the Encompass Health Corporation Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+     Management contract or compensatory plan or arrangement.
*     Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The nonpublic information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.