Form 10-Q
period 2023-03-31
Encompass Health Corp
filed 2023-05-03
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The registrant had 100,235,748 shares of common stock outstanding, net of treasury shares, as of April 20, 2023.

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
•Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference.
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
•Any adverse outcome of various lawsuits, claims, and legal or regulatory proceedings, including disclosed and undisclosed qui tam suits, could be difficult to predict and could adversely affect our financial results or condition or our operations, and we could experience increased costs of defending and insuring against alleged professional liability and other claims.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In Millions, Except Per Share Data)
Net operating revenues	$1,160.4	$1,059.3
Operating expenses:
Salaries and benefits	629.0	587.4
Other operating expenses	177.9	159.0
Occupancy costs	13.8	15.4
Supplies	53.8	49.8
General and administrative expenses	43.4	37.4
Depreciation and amortization	63.9	57.7
Total operating expenses	981.8	906.7
Loss on early extinguishment of debt	—	0.3
Interest expense and amortization of debt discounts and fees	36.4	39.6
Other (income) expense	(3.6)	3.6
Equity in net income of nonconsolidated affiliates	(0.4)	(0.9)
Income from continuing operations before income tax expense	146.2	110.0
Provision for income tax expense	31.9	23.6
Income from continuing operations	114.3	86.4
(Loss) income from discontinued operations, net of tax	(1.0)	23.7
Net and comprehensive income	113.3	110.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(25.6)	(22.0)
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.6)
Less: Net and comprehensive income attributable to noncontrolling interests	(25.6)	(22.6)
Net and comprehensive income attributable to Encompass Health	$87.7	$87.5

Weighted average common shares outstanding:
Basic	99.4	99.2
Diluted	100.9	100.2
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.89	$0.65
Discontinued operations	(0.01)	0.23
Net income	$0.88	$0.88
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.88	$0.64
Discontinued operations	(0.01)	0.23
Net income	$0.87	$0.87

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$88.7	$64.4
(Loss) income from discontinued operations, net of tax	(1.0)	23.1
Net income attributable to Encompass Health	$87.7	$87.5

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$85.0	$21.8
Restricted cash	34.3	31.6
Accounts receivable	514.5	536.8
Other current assets	127.9	127.0
Total current assets	761.7	717.2
Property and equipment, net	2,988.3	2,939.2
Operating lease right-of-use assets	212.7	212.5
Goodwill	1,270.7	1,263.2
Intangible assets, net	287.2	282.3
Other long-term assets	226.7	222.1
Total assets(1)	$5,747.3	$5,636.5
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$26.0	$25.2
Current operating lease liabilities	26.3	25.6
Accounts payable	141.1	132.9
Accrued medical insurance	31.8	25.0
Accrued expenses and other current liabilities	366.9	367.2
Total current liabilities	592.1	575.9
Long-term debt, net of current portion	2,722.5	2,741.8
Long-term operating lease liabilities	199.2	199.7
Deferred income tax liabilities	87.0	83.0
Other long-term liabilities	183.3	174.2
	3,784.1	3,774.6
Commitments and contingencies
Redeemable noncontrolling interests	37.5	35.6
Shareholders’ equity:
Encompass Health shareholders’ equity	1,383.5	1,310.3
Noncontrolling interests	542.2	516.0
Total shareholders’ equity	1,925.7	1,826.3
Total liabilities(1) and shareholders’ equity	$5,747.3	$5,636.5
(1)Our consolidated assets as of March 31, 2023 and December 31, 2022 include total assets of variable interest entities of $203.2 million and $207.8 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2023 and December 31, 2022 include total liabilities of the variable interest entities of $44.1 million and $47.9 million, respectively. See Note 4, Variable Interest Entities.
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2023
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.8	$1.1	$1,730.2	$115.7	$(536.7)	$516.0	$1,826.3
Net income	—	—	—	87.7	—	23.5	111.2
Receipt of treasury stock	(0.1)	—	—	—	(7.7)	—	(7.7)
Dividends declared ($0.15 per share)	—	—	—	(15.1)	—	—	(15.1)
Stock-based compensation	—	—	7.9	—	—	—	7.9
Distributions declared	—	—	—	—	—	(31.2)	(31.2)
Capital contributions from consolidated affiliates	—	—	—	—	—	33.9	33.9
Other	0.5	0.1	1.0	—	(0.7)	—	0.4
Balance at end of period	100.2	$1.2	$1,739.1	$188.3	$(545.1)	$542.2	$1,925.7

	Three Months Ended March 31, 2022
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.5	$1.1	$2,289.6	$141.8	$(521.2)	$445.7	$2,357.0
Net income	—	—	—	87.5	—	20.7	108.2
Receipt of treasury stock	(0.1)	—	—	—	(7.6)	—	(7.6)
Dividends declared ($0.28 per share)	—	—	—	(28.1)	—	—	(28.1)
Stock-based compensation	—	—	7.5	—	—	—	7.5
Distributions declared	—	—	—	—	—	(24.9)	(24.9)
Capital contributions from consolidated affiliates	—	—	—	—	—	21.4	21.4
Other	0.4	—	4.0	—	(1.1)	12.0	14.9
Balance at end of period	99.8	$1.1	$2,301.1	$201.2	$(529.9)	$474.9	$2,448.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In Millions)
Cash flows from operating activities:
Net income	$113.3	$110.1
Loss (income) from discontinued operations, net of tax	1.0	(23.7)
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	63.9	57.7
Stock-based compensation	7.9	6.1
Deferred tax expense	4.0	2.3
Other, net	1.2	8.0
Change in assets and liabilities, net of acquisitions—
Accounts receivable	23.7	7.5
Other assets	(3.7)	13.6
Accounts payable	1.2	9.4
Other liabilities	16.7	(8.5)
Net cash (used in) provided by operating activities of discontinued operations	(1.3)	36.4
Total adjustments	113.6	132.5
Net cash provided by operating activities	227.9	218.9
Cash flows from investing activities:
Purchases of property and equipment	(96.6)	(112.9)
Other, net	(7.4)	(8.8)
Net cash used in investing activities of discontinued operations	—	(1.4)
Net cash used in investing activities	(104.0)	(123.1)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(0.6)	(103.9)
Borrowings on revolving credit facility	30.0	130.0
Payments on revolving credit facility	(45.0)	(25.0)
Debt amendment costs	—	(20.0)
Taxes paid on behalf of employees for shares withheld	(7.7)	(7.2)
Contributions from noncontrolling interests of consolidated affiliates	17.0	14.0
Dividends paid on common stock	(15.6)	(28.5)
Distributions paid to noncontrolling interests of consolidated affiliates	(31.8)	(20.8)
Other, net	(4.3)	(4.6)
Net cash provided by financing activities of discontinued operations	—	5.1
Net cash used in financing activities	(58.0)	(60.9)
Increase in cash, cash equivalents, and restricted cash	65.9	34.9
Cash, cash equivalents, and restricted cash at beginning of period	53.4	120.3
Cash, cash equivalents, and restricted cash at end of period	$119.3	$155.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In Millions)
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$21.8	$49.4
Restricted cash at beginning of period	31.6	62.5
Restricted cash included in other long-term assets at beginning of period	—	0.4
Cash, cash equivalents, and restricted cash in discontinued operations at beginning of period	—	8.0
Cash, cash equivalents, and restricted cash at beginning of period	$53.4	$120.3

Cash and cash equivalents at end of period	$85.0	$76.6
Restricted cash at end of period	34.3	57.3
Cash, cash equivalents, and restricted cash in discontinued operations at end of period	—	21.3
Cash, cash equivalents, and restricted cash at end of period	$119.3	$155.2

Supplemental schedule of noncash financing activity:
Joint venture contributions	$16.9	$—
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation (the “Company” or “Encompass Health”), incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. Our national network of inpatient rehabilitation hospitals stretches across 37 states and Puerto Rico, with concentrations of hospitals in the eastern half of the United States and Texas. As of March 31, 2023, we operate 156 inpatient rehabilitation hospitals. We are the sole owner of 95 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 61 jointly owned hospitals.
The accompanying unaudited condensed consolidated financial statements of Encompass Health Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes contained in Encompass Health’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 27, 2023 (the “2022 Form 10‑K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Medicare	$757.7	$689.9
Medicare Advantage	186.2	156.0
Managed care	127.1	131.5
Medicaid	47.4	41.7
Other third-party payors	10.9	10.1
Workers’ compensation	5.7	6.1
Patients	2.7	5.2
Other income	22.7	18.8
Total	$1,160.4	$1,059.3
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2022 Form 10-K for our policy related to Net operating revenues.
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
In accordance with applicable accounting guidance, the historical results of Enhabit have been presented as discontinued operations and, as such, have been excluded from continuing operations for the three months ended March 31, 2022. Our presentation of discontinued operations excludes any allocation of general corporate and overhead costs as well as interest expense. Prior to July 1, 2022, we operated under two reporting segments. We now operate under a single reporting segment.
In connection with the Spin Off, on June 30, 2022, we entered into several agreements with Enhabit that govern the relationship of the parties following the Spin Off, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement.
We will provide transition services to Enhabit predominately consisting of certain finance, information technology, human resources, employee benefits and other administrative services for a period of up to two years after the Spin Off. For the three months ended March 31, 2023, income related to these transition services of $1.0 million were reflected as reductions to General and administrative expenses in our condensed consolidated statements of comprehensive income.
The following table presents the results of operations of Enhabit as discontinued operations (in millions):

Three Months Ended March 31, 2022
Net operating revenue	$274.3
Operating expenses:
Salaries and benefits	188.6
Other operating expenses	23.1
Occupancy costs	5.5
Supplies	6.3
General and administrative expenses	11.0
Depreciation and amortization	8.5
Total operating expenses	243.0
Interest expense and amortization of debt discounts and fees	0.1
Income from discontinued operations before income taxes	31.2
Provision for income tax expense	7.5
Income from discontinued operations, net of tax	23.7
Less: Net income attributable to noncontrolling interests included in discontinued operations	(0.6)
Net income attributable to Encompass Health included in discontinued operations	$23.1
Transaction costs of $9.6 million incurred during the three months ended March 31, 2022, are included in general and administrative expenses in the table above and in (Loss) income from discontinued operations, net of tax, in the condensed consolidated statements of comprehensive income. These charges primarily relate to third-party advisory, consulting, legal and professional services, that are associated with the Spin Off.
See Note 2, Spin Off of Home Health and Hospice Business, to the consolidated financial statements accompanying the 2022 Form 10‑K for additional information.
3.Business Combinations
During the three months ended March 31, 2023, we completed the following acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.
•In March 2023, we acquired 50% of the operations of a 24-bed inpatient rehabilitation unit in Eau Claire, Wisconsin when Hospital Sisters Health System contributed those operations to our existing joint venture.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
•In March 2023, we acquired 50% of the operations of a 48-bed inpatient rehabilitation unit in Knoxville, Tennessee when Covenant Health contributed those operations to our existing joint venture.
We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired hospitals from the respective dates of acquisition. Assets acquired were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: an income approach using discounted cash flow techniques for the noncompete intangible assets; an income approach utilizing the relief from royalty method for the trade name intangible assets; and an income approach utilizing the excess earnings method for the certificate of need intangible asset. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital. The excess of the fair value of the consideration conveyed over the fair value of the assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired hospitals’ historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets. The goodwill recorded as a result of these transactions that is deductible for federal income tax purposes is $2.1 million.
The fair value of the assets acquired at the acquisition dates were as follows (in millions):

Property and equipment, net	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 3 years)	0.5
Trade names (useful lives of 20 years)	1.8
Certificate of need (useful life of 20 years)	7.0
Goodwill	7.5
Total assets acquired	$16.9
Information regarding the net cash paid for the acquisitions during each period presented is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Fair value of assets acquired	$9.4	$—
Goodwill	7.5	—
Fair value of noncontrolling interest owned by joint venture partner	(16.9)	—
Net cash paid for acquisitions	$—	$—
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from the dates of acquisitions included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the dates of the acquisitions been January 1, 2022 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to March 31, 2023	$—	$—
Combined entity: Supplemental pro forma from 01/01/23-3/31/23	1,163.7	87.8
Combined entity: Supplemental pro forma from 01/01/22-3/31/22	1,063.9	87.8
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2022 reporting period. See Note 3, Business Combinations, to the consolidated financial statements accompanying the 2022 Form 10‑K for information regarding acquisitions completed in 2022.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
4.Variable Interest Entities
As of March 31, 2023 and December 31, 2022, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of March 31, 2023. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$0.4	$0.2
Accounts receivable	30.7	34.0
Other current assets	8.7	6.7
Total current assets	39.8	40.9
Property and equipment, net	126.0	129.0
Operating lease right-of-use assets	1.4	1.7
Goodwill	15.9	15.9
Intangible assets, net	1.4	1.5
Other long-term assets	18.7	18.8
Total assets	$203.2	$207.8
Liabilities
Current liabilities:
Current portion of long-term debt	$0.8	$0.8
Current operating lease liabilities	—	0.4
Accounts payable	5.7	7.0
Accrued expenses and other current liabilities	22.0	23.9
Total current liabilities	28.5	32.1
Long-term debt, net of current portion	14.3	14.5
Long-term operating lease liabilities	1.3	1.3
Total liabilities	$44.1	$47.9

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
5.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2023	December 31, 2022
Credit Agreement—
Advances under revolving credit facility	$40.0	$55.0
Bonds payable—
5.75% Senior Notes due 2025	347.9	347.7
4.50% Senior Notes due 2028	782.6	781.8
4.75% Senior Notes due 2030	779.6	779.0
4.625% Senior Notes due 2031	390.8	390.6
Other notes payable	52.5	53.1
Finance lease obligations	355.1	359.8
	2,748.5	2,767.0
Less: Current portion	(26.0)	(25.2)
Long-term debt, net of current portion	$2,722.5	$2,741.8
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
April 1 through December 31, 2023	$20.2	$20.2
2024	39.2	39.2
2025	381.5	379.4
2026	27.6	27.6
2027	81.6	81.6
2028	830.1	812.7
Thereafter	1,417.4	1,387.8
Total	$2,797.6	$2,748.5
On December 9, 2021, we announced the commencement of a consent solicitation of holders of our 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028 (the “2028 Notes”), 4.75% Senior Notes due 2030 (the “2030 Notes”), and 4.625% Senior Notes due 2031 (the “2031 Notes” and collectively the “Senior Notes”) for the adoption of certain amendments to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Senior Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”), which provided us with greater flexibility in effecting the Spin Off discussed in Note 2, Spin Off of Home Health and Hospice Business. Each Indenture contained restrictive covenants that, among other things, limited our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permitted us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We may make any such distribution so long as the Leverage Ratio (as defined in each Indenture) is no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduced the capacity under our restricted payments builder basket under each existing Indenture for the 2028 Notes, 2030 Notes, and 2031 Notes by $200 million and amended the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Senior Notes. In December 2021 and January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Senior Notes a total of $40.5 million, excluding fees. We paid $20.0 million and $20.5 million in January and June 2022, respectively.
In March 2022, we redeemed the remaining $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “2023 Notes”) using capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, this

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
optional redemption was made at a price of par. As a result of this redemption, we recorded a $0.3 million Loss on early extinguishment of debt during the three months ended March 31, 2022.
6.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$35.6	$42.2
Net income attributable to noncontrolling interests	2.1	1.9
Distributions declared	(0.2)	(0.9)
Balance at end of period	$37.5	$43.2
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

	Three Months Ended March 31,
	2023	2022
Net income attributable to nonredeemable noncontrolling interests	$23.5	$20.7
Net income attributable to redeemable noncontrolling interests	2.1	1.9
Net income attributable to noncontrolling interests	$25.6	$22.6
See also Note 7, Fair Value Measurements.
7.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities (2)	$111.6	$3.8	$107.8	$—	M
Redeemable noncontrolling interests	37.5	—	—	37.5	I
As of December 31, 2022
Equity securities (2)	$110.0	$3.7	$106.3	$—	M
Redeemable noncontrolling interests	35.6	—	—	35.6	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
(2) As of March 31, 2023, $29.5 million are included in Other current assets and $82.1 million are included in Other long-term assets in the condensed consolidated balance sheet. As of December 31, 2022, $30.9 million are included in Other current assets and $79.1 million are included in Other long-term assets in the condensed consolidated balance sheet.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2023 and 2022, we did not record any material gains or losses related to these assets.
As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2022 Form 10‑K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$40.0	$40.0	$55.0	$55.0
5.75% Senior Notes due 2025	347.9	348.6	347.7	347.7
4.50% Senior Notes due 2028	782.6	746.9	781.8	726.7
4.75% Senior Notes due 2030	779.6	728.3	779.0	703.7
4.625% Senior Notes due 2031	390.8	352.2	390.6	342.2
Other notes payable	52.5	52.5	53.1	53.1
Financial commitments:
Letters of credit	—	33.6	—	32.7
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2022 Form 10‑K.
8.Share-Based Payments
During the three months ended March 31, 2023, we issued a total of 0.6 million restricted stock awards to members of our management team and our board of directors. Of the restricted stock awards issued to members of our management team, 0.3 million contain only a service condition, while the remainder contain a service performance and market condition. For the awards that include a performance and market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two year performance measurement period and the applicable three year market condition measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2022 Form 10‑K.
9.Income Taxes
Our Provision for income tax expense of $31.9 million and $23.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
10.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic:
Numerator:
Income from continuing operations	$114.3	$86.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(25.6)	(22.0)
Less: Income from continuing operations allocated to participating securities	(0.6)	(0.2)
Income from continuing operations attributable to Encompass Health common shareholders	88.1	64.2
(Loss) income from discontinued operations, net of tax	(1.0)	23.7
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.6)
Less: Income from discontinued operations allocated to participating securities	—	(0.1)
(Loss) income from discontinued operations attributable to Encompass Health common shareholders	(1.0)	23.0
Net income attributable to Encompass Health common shareholders	$87.1	$87.2
Denominator:
Basic weighted average common shares outstanding	99.4	99.2
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.89	$0.65
Discontinued operations	(0.01)	0.23
Net income	$0.88	$0.88

Diluted:
Numerator:
Income from continuing operations	$114.3	$86.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(25.6)	(22.0)
Income from continuing operations attributable to Encompass Health common shareholders	88.7	64.4
(Loss) income from discontinued operations, net of tax	(1.0)	23.7
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.6)
(Loss) income from discontinued operations attributable to Encompass Health common shareholders	(1.0)	23.1
Net income attributable to Encompass Health common shareholders	$87.7	$87.5
Denominator:
Diluted weighted average common shares outstanding	100.9	100.2
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.88	$0.64
Discontinued operations	(0.01)	0.23
Net income	$0.87	$0.87

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2023	2022
Basic weighted average common shares outstanding	99.4	99.2
Restricted stock awards, dilutive stock options, and restricted stock units	1.5	1.0
Diluted weighted average common shares outstanding	100.9	100.2
See Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2022 Form 10‑K for additional information related to our common stock.
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to Encompass Health Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. In addition, the following MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 27, 2023 (collectively, the “2022 Form 10‑K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statement Regarding Forward-Looking Statements” on page ii of this report, which is incorporated herein by reference for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2022 Form 10‑K.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate hospitals in 37 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of March 31, 2023, we operate 156 inpatient rehabilitation hospitals. For additional information about our business, see Item 1, Business, and Item 1A, Risk Factors, of the 2022 Form 10‑K.
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
In accordance with applicable accounting guidance, the historical results of Enhabit have been presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. Our presentation of discontinued operations excludes any allocation of general corporate and overhead costs as well as interest expense. Prior to July 1, 2022, we operated under two reporting segments. We now operate under a single reporting segment. For additional information see Note 2, Spin Off of Home Health and Hospice Business, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
In connection with the Spin Off, on June 30, 2022, we entered into several agreements with Enhabit that govern the relationship of the parties following the Spin Off, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement. See also Note 2, Spin Off of Home Health and Hospice Business, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

2023 Overview
During the three months ended March 31, 2023, Net operating revenues increased 9.5% over the same period of 2022 due primarily to volume growth. See “Results of Operations” section of this Item for additional volume information.
We continued our development and expansion efforts in 2023. We:
•began operating our new 51-bed inpatient rehabilitation hospital and 22-bed hospital-in-hospital unit in Knoxville, Tennessee with our joint venture partner Covenant Health in March 2023;
•began operating our new 36-bed inpatient rehabilitation hospital in Eau Claire, Wisconsin with our joint venture partner Hospital Sisters Health System in March 2023;
•began operating our new 40-bed inpatient rehabilitation hospital in Owasso, Oklahoma with our joint venture partner Ascension St. John in March 2023;
•continued our capacity expansions by adding 5 new beds to existing hospitals; and
•announced or continued the development of the following hospitals:

	Number of New Beds
	2023	2024(2)	2025(2)	2026(2)
Clermont, Florida(3)	50	—	—	—
Bowie, Maryland	60	—	—	—
Prosper, Texas	40	—	—	—
Columbus, Georgia(1)	40	—	—	—
Fitchburg, Wisconsin	—	56	—	—
Atlanta, Georgia(1)	—	40	—	—
Kissimmee, Florida	—	50	—	—
Fort Mill, South Carolina	—	39	—	—
Louisville, Kentucky(1)	—	40	—	—
Johnston, Rhode Island	—	50	—	—
Houston, Texas	—	61	—	—
Lake Worth, Florida	—	—	50	—
Fort Myers, Florida(1)	—	—	60	—
Norristown, Pennsylvania	—	—	50	—
Wildwood, Florida	—	—	50	—
Athens, Georgia(1)	—	—	40	—
St. Petersburg, Florida	—	—	50	—
Daytona Beach, Florida	—	—	50	—
Palm Beach Gardens, Florida	—	—	—	50
Amarillo, Texas	—	—	—	40
Strongsville, Ohio	—	—	—	40
Danbury, Connecticut	—	—	—	40
(1) Expected joint venture;
(2) Opening dates are tentative
(3) Opened in April 2023
We also continued our shareholder distributions during the three months ended March 31, 2023 by paying a quarterly cash dividend of $0.15 per share on our common stock in January and declaring a cash dividend of $0.15 per share in February that was paid in April. For additional information see the “Liquidity and Capital Resources” section of this Item.

Business Outlook
We remain highly optimistic regarding the intermediate and long-term prospects of our business. Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future, reaching approximately 73 million people over the age of 65 by 2030. More specifically, the average age of our Medicare patients is approximately 76, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, inpatient rehabilitation services.
We are committed to delivering high-quality, cost-effective patient care. As the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals, we believe we differentiate ourselves from our competitors based on, among other things, the quality of our clinical outcomes, our cost-effectiveness, our financial strength, and our extensive application of technology. We also believe our competitive strengths discussed in Item 1, Business, “Competitive Strengths,” of the 2022 Form 10-K, give us the ability to adapt and succeed in a healthcare industry facing regulatory uncertainty around attempts to improve outcomes and reduce costs.
The healthcare industry faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2025. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our ability to adapt to changes in reimbursement, sustain our business model, and grow through de novo and bed additions. See also Item 1, Business, “Competitive Strengths” and “Strategy and 2023 Strategic Priorities” of the 2022 Form 10‑K.
Key Challenges
Healthcare is a highly regulated industry facing many well-publicized regulatory and reimbursement challenges. Medicare reimbursement for inpatient rehabilitation facilities (“IRFs”) has recently undergone significant changes. The future of many aspects of healthcare regulation generally and Medicare reimbursement specifically remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities—change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities—to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For a detailed discussion of the challenges we face, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges” of the 2022 Form 10‑K.
As we continue to execute our business plan, the following are some of the key challenges we face.
•Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new capacity to existing hospitals. Ensuring continuous compliance with extensive laws and regulations is an operating requirement for all healthcare providers. See Item 1, Business, “Regulation,” Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” of the 2022 Form 10‑K for detailed discussions of the most important regulations we face and our programs intended to ensure we comply with those regulations.
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals, are subject to audit from time to time by governmental payors, such as Centers for Medicare & Medicaid Services (“CMS”) and state Medicaid programs, their agents, such as the Medicare Administrative Contractors that act as fiscal intermediaries for all Medicare billings, other auditors contracted by CMS, and private insurance carriers, as well as the United States Department of Health and Human Services Office of Inspector General. These audits as well as the ordinary course claim reviews of our billings result in payment denials, including recoupment of previously paid claims from current accounts receivable. Healthcare providers can challenge any denials through an administrative appeals process that can be extremely lengthy, taking several years. During the first quarter of 2023, a Supplemental Medical Review Contractor initiated a review of claims from March 2020 through December 2020 totaling approximately $21 million. We have received initial results representing approximately $9 million in claims and approximately 78% of these have been approved. For additional details of our claim reviews, see Item 1, Business, “Sources of Revenues,” Item 1A, Risk Factors, “Reimbursement Risks,” and Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” of the 2022 Form 10-K.
•Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs. On April 3, 2023, CMS released its notice of proposed rulemaking for fiscal year 2024 for IRFs (the “2024 Proposed Rule”) under the inpatient rehabilitation facility prospective payment system. The 2024 Proposed Rule will implement a net 3.0% market basket increase (market basket update of 3.2% reduced by a productivity adjustment of 0.2%) effective for discharges between October 1, 2023 and September 30, 2024. The 2024 Proposed Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index, updates to outlier payments, updates to the case-mix group relative weights and average lengths of stay values, and modifications of the IRF Quality Reporting Program. Based on our analysis that utilizes, among other things, the acuity of our patients annualized over a twelve-month period ended February 28, 2023, our experience with outlier payments over this same time frame, and other factors, we believe the 2024 Proposed Rule will result in a net increase to our Medicare payment rates of approximately 2.9% effective October 1, 2023.
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
•Recruiting and Retaining High-Quality Personnel. Recruiting and retaining qualified personnel, including management, for our inpatient hospitals remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of post-acute services. Additionally, our operations have been affected and may in the future be affected by staffing shortages where employees must self-quarantine due to exposure to an infectious disease, where employees are unavailable due to a lack of childcare or care for elderly family, or where competition creates a nursing shortage in a given market. These factors have resulted in increased labor costs, including significant sign-on and shift bonuses, and increased use of contract labor as discussed in the “Results of Operations” section of this Item. See Item 1A, Risk Factors, of the 2022 Form 10‑K for further discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs and constrain our ability to take new patients.
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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2023	2022
Medicare	65.3%	65.1%
Medicare Advantage	16.0%	14.7%
Managed care	11.0%	12.4%
Medicaid	4.1%	3.9%
Other third-party payors	0.9%	1.0%
Workers’ compensation	0.5%	0.6%
Patients	0.2%	0.5%
Other income	2.0%	1.8%
Total	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2022 Form 10‑K.

Our Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Net operating revenues	$1,160.4	$1,059.3	9.5%
Operating expenses:
Salaries and benefits	629.0	587.4	7.1%
Other operating expenses	177.9	159.0	11.9%
Occupancy costs	13.8	15.4	(10.4)%
Supplies	53.8	49.8	8.0%
General and administrative expenses	43.4	37.4	16.0%
Depreciation and amortization	63.9	57.7	10.7%
Total operating expenses	981.8	906.7	8.3%
Loss on early extinguishment of debt	—	0.3	—%
Interest expense and amortization of debt discounts and fees	36.4	39.6	(8.1)%
Other (income) expense	(3.6)	3.6	(200.0)%
Equity in net income of nonconsolidated affiliates	(0.4)	(0.9)	(55.6)%
Income from continuing operations before income tax expense	146.2	110.0	32.9%
Provision for income tax expense	31.9	23.6	35.2%
Income from continuing operations	114.3	86.4	32.3%
(Loss) income from discontinued operations, net of tax	(1.0)	23.7	(104.2)%
Net income	113.3	110.1	2.9%
Less: Net income attributable to noncontrolling interests included in continuing operations	(25.6)	(22.0)	16.4%
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.6)	(100.0)%
Less: Net and comprehensive income attributable to noncontrolling interests	(25.6)	(22.6)	13.3%
Net income attributable to Encompass Health	$87.7	$87.5	0.2%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Salaries and benefits	54.2%	55.5%
Other operating expenses	15.3%	15.0%
Occupancy costs	1.2%	1.5%
Supplies	4.6%	4.7%
General and administrative expenses	3.7%	3.5%
Depreciation and amortization	5.5%	5.4%
Total operating expenses	84.6%	85.6%

Additional information regarding our operating results is as follows:

	Three Months Ended March 31,		Percentage Change
	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$1,134.2	$1,036.2	9.5%
Outpatient and other	26.2	23.1	13.4%
Net operating revenues	$1,160.4	$1,059.3	9.5%
	(Actual Amounts)
Discharges	55,557	50,771	9.4%
Net patient revenue per discharge	$20,415	$20,409	—%
Outpatient visits	31,852	35,229	(9.6)%
Average length of stay (days)	12.5	13.0	(3.8)%
Occupancy %	73.4%	73.1%	0.4%
# of licensed beds	10,510	10,028	4.8%
Full-time equivalents*	25,122	23,313	7.8%
Employees per occupied bed	3.32	3.28	1.2%
*    Full-time equivalents included in the above table represent our employees who participate in or support the operations of our hospitals and include full-time equivalents related to contract labor.
We actively manage the productive portion of our Salaries and benefits utilizing certain metrics, including employees per occupied bed, or “EPOB.” This metric is determined by dividing the number of full-time equivalents, including full-time equivalents from the utilization of contract labor, by the number of occupied beds during each period. The number of occupied beds is determined by multiplying the number of licensed beds by our occupancy percentage.
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
Net Operating Revenues
Our consolidated Net operating revenues increased during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to increased volumes. Discharge growth included a 5.9% increase in same-store discharges. Discharge growth from new stores during the three months ended March 31, 2023 compared to the same period of 2022 resulted from our joint ventures in Shiloh, Illinois (February 2022), Cape Coral, Florida (June 2022), Moline, Illinois (August 2022), Grand Forks, North Dakota (August 2022), Naples, Florida (September 2022), Eau Claire, Wisconsin (March 2023), Knoxville, Tennessee (March 2023), and Owasso, Oklahoma (March 2023) as well as wholly owned hospitals in St. Augustine, Florida (March 2022), Libertyville, Illinois (March 2022), Lakeland, Florida (May 2022), and Jacksonville, Florida (June 2022). Net patient revenue per discharge during the three months ended March 31, 2023 was essentially flat compared to the same period of 2022 primarily due to an increase in reimbursement rates offset by the resumption of sequestration on April 1, 2022, change in patient mix, and the annual update to the Supplemental Security Income percentage. Revenue reserves increased during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to higher pre- and post-payment claims reviews in 2023. For additional details of our claim reviews, see Item 1, Business, “Sources of Revenues,” Item 1A, Risk Factors, “Reimbursement Risks,” and Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” of the 2022 Form 10-K.
Salaries and Benefits
Salaries and benefits increased during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to salary and benefit cost increases for our employees and the ramping up of new stores. Salaries and benefits decreased as a percent of Net operating revenues during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to decreases in both contract labor and sign-on and shift bonuses. Total contract labor plus sign-on and shift bonuses decreased $26.0 million from $63.0 million during the three months ended March 31, 2022 to $37.0 million during the three months ended March 31, 2023.
Other Operating Expenses
Other operating expenses increased in terms of dollars and as a percent of revenue during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to increased provider taxes of approximately $6 million and higher costs associated with recruiting, repairs and maintenance, and utilities.
General and Administrative Expenses
General and administrative expenses increased in terms of dollars and as a percent of revenue during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to the mark-to-market adjustments on the non-qualified 401k plan and higher incentive compensation costs partially offset by approximately $1 million related to our transition services agreement with Enhabit. For additional information of the transition services agreement with Enhabit, see Note 2, Spin Off of Home Health and Hospice Business, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Depreciation and Amortization
Depreciation and amortization increased during the three months ended March 31, 2023 compared to the same period of 2022 due to our capital investments. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees during the three months ended March 31, 2023 compared to the same period of 2022 primarily resulted from the March 2022 redemption of the remaining $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 and the extinguishment of the term loan facilities. For additional information, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2022 Form 10-K.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to the increase in Net operating revenues as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense increased during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to higher Income from continuing operations before income tax expense.
We currently estimate our cash payments for income taxes to be approximately $85 million to $100 million, net of refunds, for 2023. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2023.
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
See Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 16, Income Taxes, to the consolidated financial statements accompanying the 2022 Form 10‑K.

Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during the three months ended March 31, 2023 compared to the same period of 2022 resulted from increased profitability from certain existing joint venture hospitals partially offset by the ramp up of new joint venture de novo locations.
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
For additional information, see Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2022 Form 10‑K.
Current Liquidity
As of March 31, 2023, we had $85.0 million in Cash and cash equivalents. This amount excludes $34.3 million in Restricted cash and $111.6 million of restricted marketable securities ($29.5 million included in Other current assets and $82.1 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 5, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2022 Form 10‑K.
In addition to Cash and cash equivalents, as of March 31, 2023, we had approximately $926 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2023, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended March 31, 2023, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
On December 9, 2021, we announced the commencement of a consent solicitation of holders of our 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028 (the “2028 Notes”), 4.75% Senior Notes due 2030 (the “2030 Notes”), and 4.625% Senior Notes due 2031 (the “2031 Notes” and collectively the “Notes”) for the adoption of certain amendments to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”), which provided us with greater flexibility in effecting the Spin Off discussed in the “Executive Overview” section of this Item. Each Indenture contained restrictive covenants that, among other things, limited our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permitted us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We may make any such distribution so long as the Leverage Ratio (as defined in each Indenture) is no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduced the capacity under our restricted payments builder basket under each existing Indenture for the 2028 Notes, 2030 Notes, and 2031 Notes by $200 million and amended the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Notes. In December 2021 and January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Notes a total of $40.5 million, excluding fees. We paid $20.0 million and $20.5 million in January and June 2022, respectively.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2027, and our bonds all mature in 2025 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2023.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2022 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities of continuing operations (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$229.2	$182.5
Net cash used in investing activities	(104.0)	(121.7)
Net cash used in financing activities	(58.0)	(66.0)
Increase (decrease) in cash, cash equivalents, and restricted cash	$67.2	$(5.2)
Operating activities. The increase in Net cash provided by operating activities of continuing operations for the three months ended March 31, 2023 compared to the same period of 2022 primarily resulted from improved collection of accounts receivable.
Investing activities. The decrease in Net cash used in investing activities of continuing operations during the three months ended March 31, 2023 compared to the same period of 2022 primarily resulted from decreased purchases of property and equipment.
Financing activities. The decrease in Net cash used in financing activities of continuing operations during the three months ended March 31, 2023 compared to the same period of 2022 primarily resulted from lower dividends paid on commons stock and net debt payments. For additional information on debt payments, see Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Contractual Obligations
Our consolidated contractual obligations as of March 31, 2023 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,353.4	$5.9	$2,347.5
Revolving credit facility	40.0	—	40.0
Interest on long-term debt (b)	651.7	119.1	532.6
Finance lease obligations (c)	539.6	45.9	493.7
Operating lease obligations (d)	301.3	39.2	262.1
Purchase obligations (e)	127.9	28.9	99.0
Total	$4,013.9	$239.0	$3,774.9
(a)    Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 5, Long-term Debt, accompanying the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2022 Form 10‑K.
(b)    Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2023. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of comprehensive income.
(c)    Amounts include interest portion of future minimum finance lease payments.
(d)    We lease approximately 10% of our hospitals as well as other property and equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 8, Leases, to the consolidated financial statements accompanying the 2022 Form 10‑K.
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2023, we made capital expenditures of approximately $100 million for property and equipment, capitalized software, and other intangible assets. During 2023, we expect to spend approximately $565 million to $605 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $230 million to $240 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects.
Authorizations for Returning Capital to Stakeholders
In October 2022 and February 2023, our board of directors declared cash dividends of $0.15 per share that were paid in January 2023 and April 2023, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.

On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of March 31, 2023, approximately $198 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
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
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, and (2) either (a) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x and our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.50x or (b) our leverage ratio remains in compliance with the leverage ratio covenant and there is capacity under the Available Amount as defined in the credit agreement. The terms of our Notes indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2022 Form 10‑K.
Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries.

Three Months Ended March 31, 2023
(In Millions)
Net operating revenues	$743.2
Intercompany revenues generated from non-guarantor subsidiaries	21.8
Total net operating revenues	$765.0

Operating expenses	$646.2
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	8.4
Total operating expenses	$654.6

Income from continuing operations	$55.9
Net income	$54.9
Net income attributable to Encompass Health	$54.9

	As of March 31, 2023	As of December 31, 2022
	(In Millions)
Total current assets	$508.4	$466.3

Property and equipment, net	$2,001.0	$1,975.0
Goodwill	902.6	902.6
Intercompany receivable due from non-guarantor subsidiaries	239.2	254.9
Other noncurrent assets	496.8	508.2
Total noncurrent assets	$3,639.6	$3,640.7

Total current liabilities	$445.3	$437.8

Long-term debt, net of current portion	$2,653.1	$2,670.6
Other noncurrent liabilities	349.0	349.7
Total noncurrent liabilities	$3,002.1	$3,020.3
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net cash provided by operating activities and to Net income.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2022 Form 10‑K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2022 Form 10‑K.
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$227.9	$218.9
Interest expense and amortization of debt discounts and fees	36.4	39.6
Gain (loss) on sale of investments, excluding impairments	1.7	(4.6)
Equity in net income of nonconsolidated affiliates	0.4	0.9
Net income attributable to noncontrolling interests in continuing operations	(25.6)	(22.0)
Amortization of debt-related items	(2.3)	(2.3)
Distributions from nonconsolidated affiliates	(0.1)	(1.0)
Current portion of income tax expense	27.9	21.3
Change in assets and liabilities	(37.9)	(22.0)
Cash provided by operating activities of discontinued operations	1.3	(36.4)
Change in fair market value of equity securities	(0.5)	2.5
Other	(0.2)	—
Adjusted EBITDA	$229.0	$194.9
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2023	2022
Net income	$113.3	$110.1
Loss (income) from discontinued operations, net of tax, attributable to Encompass Health	1.0	(23.7)
Net income attributable to noncontrolling interests included in continuing operations	(25.6)	(22.0)
Provision for income tax expense	31.9	23.6
Interest expense and amortization of debt discounts and fees	36.4	39.6
Loss on disposal or impairment of assets	0.7	0.7
Depreciation and amortization	63.9	57.7
Loss on early extinguishment of debt	—	0.3
Stock-based compensation	7.9	6.1
Change in fair market value of equity securities	(0.5)	2.5
Adjusted EBITDA	$229.0	$194.9
For additional information see the “Results of Operations” section of this Item.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2023, our primary variable rate debt outstanding related to $40.0 million in advances under our revolving credit facility. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $0.4 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.4 million over the next 12 months.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2023 that have a material effect on our Internal Control over Financial Reporting.

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
Information relating to certain legal proceedings in which we are involved is included in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2022 (the “2022 Form 10‑K”).
Item 1A.Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2022 Form 10-K. However, certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2023:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2023	69,729	$59.83	—	$198,053,924
February 1 through February 28, 2023	56,505	$60.74	—	198,053,924
March 1 through March 31, 2023	2,040	$54.10	—	198,053,924
Total	128,274	60.14	—
(1)Except as noted in the following sentence, the number of shares reported in this column represents the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In January, 687 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	May 3, 2023

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1
Encompass Health Corporation Fifth Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.3 to Encompass Health’s Annual Report on Form 10-K filed on February 27, 2023).

10.2
First Amendment to the Encompass Health Corporation Nonqualified Retirement Plan (incorporated by reference to Exhibit 10.8.2 to Encompass Health’s Annual Report on Form 10-K filed on February 27, 2023).

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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