Form 10-Q
period 2023-06-30
Encompass Health Corp
filed 2023-08-04
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The registrant had 100,230,786 shares of common stock outstanding, net of treasury shares, as of July 24, 2023.

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
•Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as uncertainties and factors discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference.
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
•Reimbursement claims are subject to various audits from time to time and such audits may lead to assertions that we have been overpaid or have submitted improper claims, and such assertions have in the past and may in the future require us to incur additional costs to respond to requests for records and defend the validity of payments and claims and may ultimately require us to refund any amounts determined to have been overpaid.
•The use by governmental agencies and contractors of statistical sampling and extrapolation may substantially expand claims of overpayment or noncompliance.
•Delays and other substantive and procedural deficiencies in the administrative appeals process associated with denied Medicare reimbursement claims, including from various Medicare audit programs, have in the past and could in the future delay or reduce our reimbursement for services previously provided, including through recoupment from other claims due to us from Medicare.
•Efforts to reduce payments to healthcare providers undertaken by third-party payors, conveners, and referral sources could adversely affect our revenues or profitability.
•Changes in our payor mix or the acuity of our patients could reduce our revenues or profitability.
•Changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the Inpatient Rehabilitation Facility Review Choice Demonstration, the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, and other payment system reforms) could decrease revenues and increase the costs of complying with the rules and regulations and have done so in the past from time to time.
•The ongoing evolution of the healthcare delivery system, including alternative payment models and value-based purchasing initiatives, could decrease our patient volumes and reimbursement rate or increase costs associated with our operations.
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
•Our inability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment with often severe staffing shortages and potential union activity could increase staffing costs and adversely affect other financial and operating results and has done so in the past.
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
•Our inability to maintain or develop relationships with patient referral sources or managed care payors could decrease our revenues.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Millions, Except Per Share Data)
Net operating revenues	$1,187.1	$1,062.5	$2,347.5	$2,121.8
Operating expenses:
Salaries and benefits	636.2	585.9	1,265.2	1,173.3
Other operating expenses	172.7	169.3	350.6	328.3
Occupancy costs	14.3	13.8	28.1	29.2
Supplies	52.0	47.3	105.8	97.1
General and administrative expenses	55.4	36.2	98.8	73.6
Depreciation and amortization	72.6	60.5	136.5	118.2
Total operating expenses	1,003.2	913.0	1,985.0	1,819.7
Loss on early extinguishment of debt	—	1.1	—	1.4
Interest expense and amortization of debt discounts and fees	36.3	60.4	72.7	100.0
Other (income) expense	(2.7)	6.4	(6.3)	10.0
Equity in net income of nonconsolidated affiliates	(0.9)	(1.0)	(1.3)	(1.9)
Income from continuing operations before income tax expense	151.2	82.6	297.4	192.6
Provision for income tax expense	32.8	22.8	64.7	46.4
Income from continuing operations	118.4	59.8	232.7	146.2
(Loss) income from discontinued operations, net of tax	(1.2)	11.5	(2.2)	35.2
Net and comprehensive income	117.2	71.3	230.5	181.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(25.8)	(21.9)	(51.4)	(43.9)
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.7)	—	(1.3)
Less: Net and comprehensive income attributable to noncontrolling interests	(25.8)	(22.6)	(51.4)	(45.2)
Net and comprehensive income attributable to Encompass Health	$91.4	$48.7	$179.1	$136.2

Weighted average common shares outstanding:
Basic	99.5	99.2	99.5	99.2
Diluted	101.1	100.3	101.0	100.2
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.92	$0.38	$1.81	$1.03
Discontinued operations	(0.01)	0.11	(0.02)	0.34
Net income	$0.91	$0.49	$1.79	$1.37
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.91	$0.38	$1.79	$1.02
Discontinued operations	(0.01)	0.11	(0.02)	0.34
Net income	$0.90	$0.49	$1.77	$1.36

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$92.6	$37.9	$181.3	$102.3
(Loss) income from discontinued operations, net of tax	(1.2)	10.8	(2.2)	33.9
Net income attributable to Encompass Health	$91.4	$48.7	$179.1	$136.2
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2023	December 31, 2022
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$117.5	$21.8
Restricted cash	36.5	31.6
Accounts receivable	532.3	536.8
Other current assets	137.7	127.0
Total current assets	824.0	717.2
Property and equipment, net	3,062.2	2,939.2
Operating lease right-of-use assets	206.2	212.5
Goodwill	1,270.7	1,263.2
Intangible assets, net	278.1	282.3
Other long-term assets	219.7	222.1
Total assets(1)	$5,860.9	$5,636.5
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$22.8	$25.2
Current operating lease liabilities	26.1	25.6
Accounts payable	155.8	132.9
Accrued medical insurance	34.1	25.0
Accrued expenses and other current liabilities	416.2	367.2
Total current liabilities	655.0	575.9
Long-term debt, net of current portion	2,697.6	2,741.8
Long-term operating lease liabilities	192.3	199.7
Deferred income tax liabilities	83.2	83.0
Other long-term liabilities	175.8	174.2
	3,803.9	3,774.6
Commitments and contingencies
Redeemable noncontrolling interests	39.3	35.6
Shareholders’ equity:
Encompass Health shareholders’ equity	1,475.3	1,310.3
Noncontrolling interests	542.4	516.0
Total shareholders’ equity	2,017.7	1,826.3
Total liabilities(1) and shareholders’ equity	$5,860.9	$5,636.5
(1)Our consolidated assets as of June 30, 2023 and December 31, 2022 include total assets of variable interest entities of $203.6 million and $207.8 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2023 and December 31, 2022 include total liabilities of the variable interest entities of $40.0 million and $47.9 million, respectively. See Note 4, Variable Interest Entities.
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2023
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.2	$1.2	$1,739.1	$188.3	$(545.1)	$542.2	$1,925.7
Net income	—	—	—	91.4	—	23.6	115.0
Dividends declared ($0.15 per share)	—	—	—	(15.1)	—	—	(15.1)
Stock-based compensation	—	—	15.6	—	—	—	15.6
Distributions declared	—	—	—	—	—	(27.5)	(27.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	4.1	4.1
Other	—	—	0.3	—	(0.4)	—	(0.1)
Balance at end of period	100.2	$1.2	$1,755.0	$264.6	$(545.5)	$542.4	$2,017.7

	Three Months Ended June 30, 2022
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.8	$1.1	$2,301.1	$201.2	$(529.9)	$474.9	$2,448.4
Net income	—	—	—	48.7	—	21.1	69.8
Receipt of treasury stock	—	—	—	—	(0.1)	—	(0.1)
Dividends declared ($0.28 per share)	—	—	—	(28.0)	—	—	(28.0)
Stock-based compensation	—	—	8.8	—	—	—	8.8
Distributions declared	—	—	—	—	—	(20.5)	(20.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	22.8	22.8
Other	—	—	0.9	—	(0.8)	—	0.1
Balance at end of period	99.8	$1.1	$2,310.8	$221.9	$(530.8)	$498.3	$2,501.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Six Months Ended June 30, 2023
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.8	$1.1	$1,730.2	$115.7	$(536.7)	$516.0	$1,826.3
Net income	—	—	—	179.1	—	47.1	226.2
Receipt of treasury stock	(0.1)	—	—	—	(7.7)	—	(7.7)
Dividends declared ($0.30 per share)	—	—	—	(30.2)	—	—	(30.2)
Stock-based compensation	—	—	23.5	—	—	—	23.5
Distributions declared	—	—	—	—	—	(58.7)	(58.7)
Capital contributions from consolidated affiliates	—	—	—	—	—	38.0	38.0
Other	0.5	0.1	1.3	—	(1.1)	—	0.3
Balance at end of period	100.2	$1.2	$1,755.0	$264.6	$(545.5)	$542.4	$2,017.7

	Six Months Ended June 30, 2022
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.5	$1.1	$2,289.6	$141.8	$(521.2)	$445.7	$2,357.0
Net income	—	—	—	136.2	—	41.8	178.0
Receipt of treasury stock	(0.1)	—	—	—	(7.7)	—	(7.7)
Dividends declared ($0.56 per share)	—	—	—	(56.1)	—	—	(56.1)
Stock-based compensation	—	—	16.3	—	—	—	16.3
Distributions declared	—	—	—	—	—	(45.4)	(45.4)
Capital contributions from consolidated affiliates	—	—	—	—	—	44.2	44.2
Other	0.4	—	4.9	—	(1.9)	12.0	15.0
Balance at end of period	99.8	$1.1	$2,310.8	$221.9	$(530.8)	$498.3	$2,501.3
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In Millions)
Cash flows from operating activities:
Net income	$230.5	$181.4
Loss (income) from discontinued operations, net of tax	2.2	(35.2)
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	136.5	118.2
Stock-based compensation	23.5	13.8
Deferred tax expense (benefit)	0.3	(6.5)
Other, net	3.1	22.5
Change in assets and liabilities, net of acquisitions—
Accounts receivable	11.5	16.4
Other assets	(8.4)	4.9
Accounts payable	4.0	4.7
Other liabilities	34.3	67.4
Net cash (used in) provided by operating activities of discontinued operations	(2.9)	75.9
Total adjustments	201.9	317.3
Net cash provided by operating activities	434.6	463.5
Cash flows from investing activities:
Purchases of property and equipment	(213.8)	(225.6)
Other, net	(18.7)	(17.2)
Net cash used in investing activities of discontinued operations	—	(3.5)
Net cash used in investing activities	(232.5)	(246.3)
Cash flows from financing activities:
Principal borrowings on notes	20.0	—
Principal payments on debt, including pre-payments	(5.7)	(344.8)
Borrowings on revolving credit facility	60.0	130.0
Payments on revolving credit facility	(115.0)	(330.0)
Principal payments under finance lease obligations	(9.5)	(9.4)
Debt amendment costs	(0.1)	(21.6)
Taxes paid on behalf of employees for shares withheld	(7.7)	(7.2)
Contributions from noncontrolling interests of consolidated affiliates	46.3	35.3
Dividends paid on common stock	(30.5)	(56.3)
Distributions paid to noncontrolling interests of consolidated affiliates	(59.4)	(45.9)
Other, net	0.1	(0.1)
Net cash provided by financing activities of discontinued operations	—	569.8
Net cash used in financing activities	(101.5)	(80.2)
Increase in cash, cash equivalents, and restricted cash	100.6	137.0
Cash, cash equivalents, and restricted cash at beginning of period	53.4	120.3
Cash, cash equivalents, and restricted cash at end of period	$154.0	$257.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In Millions)
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$21.8	$49.4
Restricted cash at beginning of period	31.6	62.5
Restricted cash included in other long-term assets at beginning of period	—	0.4
Cash, cash equivalents, and restricted cash in discontinued operations at beginning of period	—	8.0
Cash, cash equivalents, and restricted cash at beginning of period	$53.4	$120.3

Cash and cash equivalents at end of period	$117.5	$136.3
Restricted cash at end of period	36.5	67.4
Cash, cash equivalents, and restricted cash in discontinued operations at end of period	—	53.6
Cash, cash equivalents, and restricted cash at end of period	$154.0	$257.3

Supplemental schedule of noncash operating, investing, and financing activities:
Accrued purchases of property and equipment	$18.5	$(4.2)
Operating lease additions and adjustments	7.6	16.2
Joint venture contributions	18.0	1.6
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation (the “Company” or “Encompass Health”), incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. Our national network of inpatient rehabilitation hospitals stretches across 37 states and Puerto Rico, with concentrations of hospitals in the eastern half of the United States and Texas. As of June 30, 2023, we operate 158 inpatient rehabilitation hospitals. We are the sole owner of 97 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 61 jointly owned hospitals.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medicare	$763.2	$690.7	$1,520.7	$1,380.8
Medicare Advantage	198.1	160.7	384.5	316.7
Managed care	133.5	123.3	260.6	254.8
Medicaid	48.8	47.5	96.2	89.3
Other third-party payors	10.6	9.4	21.5	19.4
Workers’ compensation	7.3	5.9	13.0	12.0
Patients	4.0	4.1	6.6	9.2
Other income	21.6	20.9	44.4	39.6
Total	$1,187.1	$1,062.5	$2,347.5	$2,121.8
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2022 Form 10-K for our policy related to Net operating revenues.
Noncontrolling Interests in Consolidated Affiliates—
On July 1, 2023 we entered into a joint venture agreement with the University of Maryland Rehabilitation Institute of Southern Maryland, LLC (“UM Rehab”) to operate our previously wholly owned 60-bed hospital in Bowie, Maryland. As a condition of the joint venture agreement, UM Rehab paid $26.3 million on June 30, 2023 for a 50% ownership interest in the hospital which became effective on July 1, 2023. This payment is included in Contributions from noncontrolling interests of consolidated affiliates on the condensed consolidated statement of cash flows for the six months ended June 30, 2023.
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
In accordance with applicable accounting guidance, the historical results of Enhabit have been presented as discontinued operations and, as such, have been excluded from continuing operations for the three and six months ended June 30, 2022. Our presentation of discontinued operations excludes any allocation of general corporate and overhead costs as well as interest expense. Prior to July 1, 2022, we operated under two reporting segments. We now operate under a single reporting segment. In anticipation of the Spin Off, Enhabit transferred the “Encompass” trade name (net book value of $104.2 million) to us during the second quarter of 2022.
In connection with the Spin Off, on June 30, 2022, we entered into several agreements with Enhabit that govern the relationship of the parties following the Spin Off, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement.
We will provide transition services to Enhabit predominately consisting of certain finance, information technology, human resources, employee benefits and other administrative services for a period of up to two years after the Spin Off. For the three and six months ended June 30, 2023, income related to these transition services of $0.9 million and $1.9 million, respectively, were reflected as reductions to General and administrative expenses in our condensed consolidated statements of comprehensive income.
The following table presents the results of operations of Enhabit as discontinued operations (in millions):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net operating revenue	$268.0	$542.3
Operating expenses:
Salaries and benefits	187.8	376.4
Other operating expenses	24.5	47.6
Occupancy costs	5.5	11.0
Supplies	5.4	11.7
General and administrative expenses	24.0	35.0
Depreciation and amortization	8.2	16.7
Total operating expenses	255.4	498.4
Interest expense and amortization of debt discounts and fees	—	0.1
Income from discontinued operations before income taxes	12.6	43.8
Provision for income tax expense	1.1	8.6
Income from discontinued operations, net of tax	11.5	35.2
Less: Net income attributable to noncontrolling interests included in discontinued operations	(0.7)	(1.3)
Net income attributable to Encompass Health included in discontinued operations	$10.8	$33.9
Transaction costs of $22.9 million and $32.5 million incurred during the three and six months ended June 30, 2022, respectively, are included in general and administrative expenses in the table above and in (Loss) income from discontinued operations, net of tax, in the condensed consolidated statements of comprehensive income. These charges primarily relate to third-party advisory, consulting, legal and professional services, that are associated with the Spin Off.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
See Note 2, Spin Off of Home Health and Hospice Business, to the consolidated financial statements accompanying the 2022 Form 10‑K for additional information.
3.Business Combinations
During the six months ended June 30, 2023, we completed the following acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.
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
The fair value of the assets acquired at the acquisition dates were as follows (in millions):

Property and equipment, net	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 3 years)	0.5
Trade names (useful lives of 20 years)	1.8
Certificate of need (useful life of 20 years)	7.0
Goodwill	7.5
Total assets acquired	$16.9
Information regarding the net cash paid for the acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value of assets acquired	$—	$—	$9.4	$—
Goodwill	—	—	7.5	—
Fair value of noncontrolling interest owned by joint venture partner	—	—	(16.9)	—
Net cash paid for acquisitions	$—	$—	$—	$—

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from the dates of acquisitions included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the dates of the acquisitions been January 1, 2022 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to June 30, 2023	$—	$—
Combined entity: Supplemental pro forma from 04/01/23-6/30/23	1,187.1	91.4
Combined entity: Supplemental pro forma from 04/01/22-6/30/22	1,067.1	48.9
Combined entity: Supplemental pro forma from 01/01/23-6/30/23	2,350.8	179.3
Combined entity: Supplemental pro forma from 01/01/22-6/30/22	2,131.0	136.7
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
4.Variable Interest Entities
As of June 30, 2023 and December 31, 2022, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of June 30, 2023. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$0.4	$0.2
Accounts receivable	32.8	34.0
Other current assets	7.9	6.7
Total current assets	41.1	40.9
Property and equipment, net	125.2	129.0
Operating lease right-of-use assets	1.4	1.7
Goodwill	15.9	15.9
Intangible assets, net	1.3	1.5
Other long-term assets	18.7	18.8
Total assets	$203.6	$207.8
Liabilities
Current liabilities:
Current portion of long-term debt	$0.8	$0.8
Current operating lease liabilities	—	0.4
Accounts payable	5.9	7.0
Accrued expenses and other current liabilities	17.9	23.9
Total current liabilities	24.6	32.1
Long-term debt, net of current portion	14.1	14.5
Long-term operating lease liabilities	1.3	1.3
Total liabilities	$40.0	$47.9

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
5.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2023	December 31, 2022
Credit Agreement—
Advances under revolving credit facility	$—	$55.0
Bonds payable—
5.75% Senior Notes due 2025	348.1	347.7
4.50% Senior Notes due 2028	783.4	781.8
4.75% Senior Notes due 2030	780.2	779.0
4.625% Senior Notes due 2031	391.0	390.6
Other notes payable	67.4	53.1
Finance lease obligations	350.3	359.8
	2,720.4	2,767.0
Less: Current portion	(22.8)	(25.2)
Long-term debt, net of current portion	$2,697.6	$2,741.8
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2023	$10.7	$10.7
2024	40.4	40.4
2025	382.7	380.8
2026	29.2	29.2
2027	43.2	43.2
2028	831.7	815.1
Thereafter	1,429.8	1,401.0
Total	$2,767.7	$2,720.4
On December 9, 2021, we announced the commencement of a consent solicitation of holders of our 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028 (the “2028 Notes”), 4.75% Senior Notes due 2030 (the “2030 Notes”), and 4.625% Senior Notes due 2031 (the “2031 Notes” and collectively the “Senior Notes”) for the adoption of certain amendments to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Senior Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”), which provided us with greater flexibility in effecting the Spin Off discussed in Note 2, Spin Off of Home Health and Hospice Business. Each Indenture contains restrictive covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permitted us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We were permitted to make any such distribution so long as the Leverage Ratio (as defined in each Indenture) was no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduced the capacity under our restricted payments builder basket under each existing Indenture for the 2028 Notes, 2030 Notes, and 2031 Notes by $200 million and amended the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Senior Notes. In December 2021 and January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Senior Notes a total of $40.5 million, excluding fees. We paid $20.0 million and $20.5 million in January and June 2022, respectively.
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
6.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$35.6	$42.2
Net income attributable to noncontrolling interests	4.3	3.4
Distributions declared	(0.6)	(2.3)
Balance at end of period	$39.3	$43.3
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to nonredeemable noncontrolling interests	$23.6	$21.1	$47.1	$41.8
Net income attributable to redeemable noncontrolling interests	2.2	1.5	4.3	3.4
Net income attributable to noncontrolling interests	$25.8	$22.6	$51.4	$45.2
See also Note 7, Fair Value Measurements.
7.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities (2)	$114.3	$3.8	$110.5	$—	M
Redeemable noncontrolling interests	39.3	—	—	39.3	I
As of December 31, 2022
Equity securities (2)	$110.0	$3.7	$106.3	$—	M
Redeemable noncontrolling interests	35.6	—	—	35.6	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(2) As of June 30, 2023, $33.0 million are included in Other current assets and $81.3 million are included in Other long-term assets in the condensed consolidated balance sheet. As of December 31, 2022, $30.9 million are included in Other current assets and $79.1 million are included in Other long-term assets in the condensed consolidated balance sheet.
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2023 and 2022, we did not record any material gains or losses related to these assets.
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

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$—	$—	$55.0	$55.0
5.75% Senior Notes due 2025	348.1	347.4	347.7	347.7
4.50% Senior Notes due 2028	783.4	745.5	781.8	726.7
4.75% Senior Notes due 2030	780.2	733.3	779.0	703.7
4.625% Senior Notes due 2031	391.0	356.0	390.6	342.2
Other notes payable	67.4	67.4	53.1	53.1
Financial commitments:
Letters of credit	—	33.9	—	32.7
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2022 Form 10‑K.
8.Share-Based Payments
During the six months ended June 30, 2023, we issued a total of 0.6 million restricted stock awards to members of our management team and our board of directors. Of the restricted stock awards issued to members of our management team, 0.3 million contain only a service condition, while the remainder contain a service and/or performance condition as well as a market condition for certain members of management. For the awards that include a performance and market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two year performance measurement period and the applicable three year market condition measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2022 Form 10‑K.
9.Income Taxes
Our Provision for income tax expense of $32.8 million and $64.7 million for the three and six months ended June 30, 2023, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $22.8 million and $46.4 million for the three and six months ended June 30, 2022, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate as well as the establishment of an uncertain tax position related to the Spin Off.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
10.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic:
Numerator:
Income from continuing operations	$118.4	$59.8	$232.7	$146.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(25.8)	(21.9)	(51.4)	(43.9)
Less: Income from continuing operations allocated to participating securities	(0.6)	(0.1)	(1.2)	(0.3)
Income from continuing operations attributable to Encompass Health common shareholders	92.0	37.8	180.1	102.0
(Loss) income from discontinued operations, net of tax	(1.2)	11.5	(2.2)	35.2
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.7)	—	(1.3)
Less: Income from discontinued operations allocated to participating securities	—	(0.1)	—	(0.2)
(Loss) income from discontinued operations attributable to Encompass Health common shareholders	(1.2)	10.7	(2.2)	33.7
Net income attributable to Encompass Health common shareholders	$90.8	$48.5	$177.9	$135.7
Denominator:
Basic weighted average common shares outstanding	99.5	99.2	99.5	99.2
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.92	$0.38	$1.81	$1.03
Discontinued operations	(0.01)	0.11	(0.02)	0.34
Net income	$0.91	$0.49	$1.79	$1.37

Diluted:
Numerator:
Income from continuing operations	$118.4	$59.8	$232.7	$146.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(25.8)	(21.9)	(51.4)	(43.9)
Income from continuing operations attributable to Encompass Health common shareholders	92.6	37.9	181.3	102.3
(Loss) income from discontinued operations, net of tax	(1.2)	11.5	(2.2)	35.2
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.7)	—	(1.3)
(Loss) income from discontinued operations attributable to Encompass Health common shareholders	(1.2)	10.8	(2.2)	33.9
Net income attributable to Encompass Health common shareholders	$91.4	$48.7	$179.1	$136.2
Denominator:
Diluted weighted average common shares outstanding	101.1	100.3	101.0	100.2
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.91	$0.38	$1.79	$1.02
Discontinued operations	(0.01)	0.11	(0.02)	0.34
Net income	$0.90	$0.49	$1.77	$1.36

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	99.5	99.2	99.5	99.2
Restricted stock awards, dilutive stock options, and restricted stock units	1.6	1.1	1.5	1.0
Diluted weighted average common shares outstanding	101.1	100.3	101.0	100.2
See Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2022 Form 10‑K for additional information related to our common stock.
11.Contingencies and Other Commitments
We provide services in the highly regulated healthcare industry. Furthermore, operating inpatient rehabilitation hospitals requires significant staffing and involves intensive therapy for individuals suffering from significant physical or cognitive disabilities or injuries. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims, or legal and regulatory proceedings could materially and adversely affect our financial position, results of operations, and cash flows in a given period.
Other Matters—
The False Claims Act allows private citizens, called “relators,” to institute civil proceedings on behalf of the United States alleging violations of the False Claims Act. These lawsuits, also known as “whistleblower” or “qui tam” actions, can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to the relators who successfully prosecute or bring these suits to the government. Qui tam cases are sealed at the time of filing, which means knowledge of the information contained in the complaint typically is limited to the relator, the federal government, and the presiding court. The defendant in a qui tam action may remain unaware of the existence of a sealed complaint or its specific claims for years. While the complaint is under seal, the government reviews the merits of the case and may conduct a broad investigation and seek discovery from the defendant and other parties before deciding whether to intervene in the case and take the lead on litigating the claims. The court lifts the seal when the government makes its decision on whether to intervene. If the government decides not to intervene, the relator may elect to continue to pursue the lawsuit individually on behalf of the government. It is possible that qui tam lawsuits have been filed against us, which suits remain under seal, or that we are unaware of such filings or precluded by existing law or court order from discussing or disclosing the filing of such suits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.
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
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate hospitals in 37 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of June 30, 2023, we operate 158 inpatient rehabilitation hospitals. For additional information about our business, see Item 1, Business, and Item 1A, Risk Factors, of the 2022 Form 10‑K.
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

2023 Overview
During the three and six months ended June 30, 2023, Net operating revenues increased 11.7% and 10.6%, respectively, over the same periods of 2022 due primarily to volume growth. See “Results of Operations” section of this Item for additional volume information.
We continued our development and expansion efforts in 2023. We:
•began operating our new 51-bed inpatient rehabilitation hospital and 22-bed hospital-in-hospital satellite in Knoxville, Tennessee with our joint venture partner Covenant Health in March 2023;
•began operating our new 36-bed inpatient rehabilitation hospital in Eau Claire, Wisconsin with our joint venture partner Hospital Sisters Health System in March 2023;
•began operating our new 40-bed inpatient rehabilitation hospital in Owasso, Oklahoma with our joint venture partner Ascension St. John in March 2023;
•began operating our new 50-bed inpatient rehabilitation hospital in Clermont, Florida in April 2023;
•began operating our new 60-bed inpatient rehabilitation hospital in Bowie, Maryland in June 2023 (joint venture partnership with University of Maryland Rehabilitation Institute of Southern Maryland, LLC began in July 2023);
•continued our capacity expansions by adding 15 new beds to existing hospitals; and
•announced or continued the development of the following hospitals:

	Number of New Beds
	2023	2024(2)	2025(2)	2026(2)
Columbus, Georgia(1)	40	—	—	—
Prosper, Texas	40	—	—	—
Fitchburg, Wisconsin	—	56	—	—
Kissimmee, Florida	—	50	—	—
Atlanta, Georgia(1)	—	40	—	—
Johnston, Rhode Island	—	50	—	—
Fort Mill, South Carolina	—	39	—	—
Louisville, Kentucky(1)	—	40	—	—
Houston, Texas	—	61	—	—
Daytona Beach, Florida	—	—	50	—
Fort Myers, Florida(1)	—	—	60	—
Lake Worth, Florida	—	—	50	—
Concordville, Pennsylvania	—	—	50	—
Norristown, Pennsylvania	—	—	50	—
Wildwood, Florida	—	—	50	—
Athens, Georgia(1)	—	—	40	—
St. Petersburg, Florida	—	—	50	—
Palm Beach Gardens, Florida	—	—	—	50
Amarillo, Texas	—	—	—	50
Strongsville, Ohio	—	—	—	40
Danbury, Connecticut	—	—	—	40
(1) Expected joint venture
(2) Opening dates are tentative
We also continued our shareholder distributions. In October 2022, February 2023, and May 2023, our board of directors declared cash dividends of $0.15 per share that were paid in January 2023, April 2023, and July 2023, respectively. On July 20, 2023, our board of directors declared a cash dividend of $0.15 per share, payable on October 16, 2023 to stockholders of record on October 2, 2023. For additional information see the “Liquidity and Capital Resources” section of this Item.

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

Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals, are subject to audit from time to time by governmental payors, such as Centers for Medicare & Medicaid Services (“CMS”) and state Medicaid programs, their agents, such as the Medicare Administrative Contractors that act as fiscal intermediaries for all Medicare billings, other auditors contracted by CMS, and private insurance carriers, as well as the United States Department of Health and Human Services Office of Inspector General. These audits as well as the ordinary course claim reviews of our billings result in payment denials, including recoupment of previously paid claims from current accounts receivable. Healthcare providers can challenge any denials through an administrative appeals process that can be extremely lengthy, taking up to several years. During the first quarter of 2023, a Supplemental Medical Review Contractor (“SMRC”) initiated a review of claims from March 2020 through December 2020 totaling approximately $21 million. We have received initial results for the claims under review and approximately 82% of these have been approved with approximately $4 million under appeal. For additional details of our claim reviews, see Item 1, Business, “Sources of Revenues,” Item 1A, Risk Factors, “Reimbursement Risks,” and Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” of the 2022 Form 10-K.
•Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs. On July 27, 2023, CMS released its notice of final rulemaking for fiscal year 2024 for IRFs (the “2024 Final Rule”) under the inpatient rehabilitation facility prospective payment system. The 2024 Final Rule will implement a net 3.4% market basket increase (market basket update of 3.6% reduced by a productivity adjustment of 0.2%) effective for discharges between October 1, 2023 and September 30, 2024. The 2024 Final Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index, updates to outlier payments, updates to the case-mix group relative weights and average lengths of stay values, and modifications of the IRF Quality Reporting Program. Based on our analysis that utilizes, among other things, the acuity of our patients annualized over a twelve-month period ended June 30, 2023, our experience with outlier payments over this same time frame, and other factors, we believe the 2024 Final Rule will result in a net increase to our Medicare payment rates of approximately 3.3% effective October 1, 2023.
Beginning August 21, 2023, CMS will implement a five-year review choice demonstration (“RCD”) for IRF services in Alabama. CMS plans to expand RCD to Pennsylvania, Texas, and California, but the timing of this expansion is not known. We operate 46 inpatient rehabilitation hospitals (representing approximately 30% of our IRF Medicare claims) in those four states. CMS has announced it will expand RCD to include additional IRFs based on the Medicare Administrative Contractor to which those IRFs submit claims. Under RCD, participating IRFs will have an initial choice between pre-claim or post-payment review of 100% of claims submitted to demonstrate compliance with applicable Medicare coverage and clinical documentation requirements. Under the pre-claim review choice, services could begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted, reviewed, and approved before the final claim is paid. Under the post-payment review choice, IRFs would provide services, submit all claims for payment following their normal processes, and then submit required documentation for medical review. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. That percentage will initially be 80% or greater and eventually increase to 90% or greater in subsequent review cycles. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. RCD will not create new documentation requirements.
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

•Recruiting and Retaining High-Quality Personnel. Recruiting and retaining qualified personnel, including management, for our inpatient hospitals remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of post-acute services. Additionally, our operations have been affected and may in the future be affected by staffing shortages where competition creates a nursing shortage in a given market. Staffing shortages have resulted in increased labor costs, including significant sign-on and shift bonuses, and increased use of contract labor as discussed in the “Results of Operations” section of this Item. See Item 1A, Risk Factors, of the 2022 Form 10‑K for further discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs and constrain our ability to take new patients.
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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medicare	64.4%	64.9%	64.7%	65.1%
Medicare Advantage	16.7%	15.1%	16.4%	14.9%
Managed care	11.2%	11.6%	11.1%	12.0%
Medicaid	4.1%	4.5%	4.1%	4.2%
Other third-party payors	0.9%	0.9%	0.9%	0.9%
Workers’ compensation	0.6%	0.6%	0.6%	0.6%
Patients	0.3%	0.4%	0.3%	0.4%
Other income	1.8%	2.0%	1.9%	1.9%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2022 Form 10‑K.

Our Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Net operating revenues	$1,187.1	$1,062.5	11.7%	$2,347.5	$2,121.8	10.6%
Operating expenses:
Salaries and benefits	636.2	585.9	8.6%	1,265.2	1,173.3	7.8%
Other operating expenses	172.7	169.3	2.0%	350.6	328.3	6.8%
Occupancy costs	14.3	13.8	3.6%	28.1	29.2	(3.8)%
Supplies	52.0	47.3	9.9%	105.8	97.1	9.0%
General and administrative expenses	55.4	36.2	53.0%	98.8	73.6	34.2%
Depreciation and amortization	72.6	60.5	20.0%	136.5	118.2	15.5%
Total operating expenses	1,003.2	913.0	9.9%	1,985.0	1,819.7	9.1%
Loss on early extinguishment of debt	—	1.1	(100.0)%	—	1.4	(100.0)%
Interest expense and amortization of debt discounts and fees	36.3	60.4	(39.9)%	72.7	100.0	(27.3)%
Other (income) expense	(2.7)	6.4	(142.2)%	(6.3)	10.0	(163.0)%
Equity in net income of nonconsolidated affiliates	(0.9)	(1.0)	(10.0)%	(1.3)	(1.9)	(31.6)%
Income from continuing operations before income tax expense	151.2	82.6	83.1%	297.4	192.6	54.4%
Provision for income tax expense	32.8	22.8	43.9%	64.7	46.4	39.4%
Income from continuing operations	118.4	59.8	98.0%	232.7	146.2	59.2%
(Loss) income from discontinued operations, net of tax	(1.2)	11.5	(110.4)%	(2.2)	35.2	(106.3)%
Net income	117.2	71.3	64.4%	230.5	181.4	27.1%
Less: Net income attributable to noncontrolling interests included in continuing operations	(25.8)	(21.9)	17.8%	(51.4)	(43.9)	17.1%
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(0.7)	(100.0)%	—	(1.3)	(100.0)%
Less: Net and comprehensive income attributable to noncontrolling interests	(25.8)	(22.6)	14.2%	(51.4)	(45.2)	13.7%
Net income attributable to Encompass Health	$91.4	$48.7	87.7%	$179.1	$136.2	31.5%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Salaries and benefits	53.6%	55.1%	53.9%	55.3%
Other operating expenses	14.5%	15.9%	14.9%	15.5%
Occupancy costs	1.2%	1.3%	1.2%	1.4%
Supplies	4.4%	4.5%	4.5%	4.6%
General and administrative expenses	4.7%	3.4%	4.2%	3.5%
Depreciation and amortization	6.1%	5.7%	5.8%	5.6%
Total operating expenses	84.5%	85.9%	84.6%	85.8%
Additional information regarding our operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$1,162.3	$1,037.8	12.0%	$2,296.5	$2,074.0	10.7%
Outpatient and other	24.8	24.7	0.4%	51.0	47.8	6.7%
Net operating revenues	$1,187.1	$1,062.5	11.7%	$2,347.5	$2,121.8	10.6%
	(Actual Amounts)
Discharges	57,011	51,902	9.8%	112,568	102,673	9.6%
Net patient revenue per discharge	$20,387	$19,995	2.0%	$20,401	$20,200	1.0%
Outpatient visits	30,752	35,929	(14.4)%	62,604	71,158	(12.0)%
Average length of stay (days)	12.3	12.6	(2.4)%	12.4	12.8	(3.1)%
Occupancy %	72.4%	70.7%	2.4%	72.5%	71.2%	1.8%
# of licensed beds	10,611	10,206	4.0%	10,611	10,206	4.0%
Occupied beds	7,682	7,216	6.5%	7,693	7,267	5.9%
Full-time equivalents*	25,929	24,282	6.8%	25,755	24,151	6.6%
Employees per occupied bed	3.38	3.37	0.3%	3.35	3.32	0.9%
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
Net Operating Revenues
Our consolidated Net operating revenues increased during the three months ended June 30, 2023 compared to the same period of 2022 primarily due to increased volumes. Discharge growth included a 6.2% increase in same-store discharges. Discharge growth from new stores during the three months ended June 30, 2023 compared to the same period of 2022 resulted from our joint ventures in Cape Coral, Florida (June 2022), Moline, Illinois (August 2022), Grand Forks, North Dakota (August 2022), Naples, Florida (September 2022), Eau Claire, Wisconsin (March 2023), Knoxville, Tennessee (March 2023), Owasso, Oklahoma (March 2023), and Clermont, Florida (April 2023), as well as wholly owned hospitals in Lakeland, Florida (May 2022) and Jacksonville, Florida (June 2022). Growth in net patient revenue per discharge during the three months ended June 30, 2023 compared to the same period of 2022 primarily resulted from an increase in reimbursement rates and lower revenue reserves related to bad debt, partially offset by the resumption of sequestration on April 1, 2022 and change in patient mix. Revenue reserves related to bad debt as a percentage of Net operating revenues decreased during the three months ended June 30, 2023 to 1.9% from 2.2% during the three months ended June 30, 2022 primarily due to SMRC audit results trending favorable compared to previously established reserves and lower aging based reserves resulting from increased collections. For additional information related to our SMRC audits, see the “Executive Overview—Key Challenges” section of this Item.
Growth in revenues and discharges for the six months ended June 30, 2023 were impacted primarily by the same factors as discussed above for the second quarter of 2023. Discharge growth included a 5.7% increase in same-store discharges. Discharge growth from new stores during the six months ended June 30, 2023 compared to the same period of 2022 also resulted from our joint venture in Shiloh, Illinois (February 2022) as well as wholly owned hospitals in St. Augustine, Florida (March 2022) and Libertyville, Illinois (March 2022). Growth in net patient revenue per discharge during the six months ended June 30, 2023 compared to the same period of 2022 primarily resulted from an increase in reimbursement rates partially offset by the resumption of sequestration on April 1, 2022, change in patient mix, and the annual update to the Supplemental Security Income percentage.
Salaries and Benefits
Salaries and benefits increased during the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily due to salary and benefit cost increases for our employees and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. Salaries and benefits decreased as a percent of Net operating revenues during the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily due to decreases in both contract labor and sign-on and shift bonuses ($36.1 million and $73.1 million during the three and six months ended June 30, 2023, respectively, compared to $56.9 million and $119.9 million during the three and six months ended June 30, 2022).
Other Operating Expenses
Other operating expenses increased in terms of dollars during the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily due to increased provider taxes and higher costs associated with property tax, contract services, repairs and maintenance, and utilities. Other operating expenses decreased as a percent of Net operating revenues during the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily due to higher volumes.
General and Administrative Expenses
General and administrative expenses increased in terms of dollars and as a percent of Net operating revenues during the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily due to higher incentive compensation costs.
Depreciation and Amortization
Depreciation and amortization increased during the three and six months ended June 30, 2023 compared to the same periods of 2022 due to our capital investments and $6.1 million related to the accelerated amortization of the remaining carrying value of certificate of need (“CON”) assets in South Carolina. In May 2023, the governor of South Carolina signed into law S.164, which repealed the requirement of certain healthcare providers to obtain and/or maintain a CON. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees during the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily resulted from the $20.5 million consent solicitation fee paid to bond holders in June 2022 related to the Spin Off of Enhabit and the extinguishment of the term loan facilities. For additional information, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2022 Form 10-K.

Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily due to the increase in Net operating revenues as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense increased during the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily due to higher Income from continuing operations before income tax expense.
We currently estimate our cash payments for income taxes to be approximately $95 million to $110 million, net of refunds, for 2023. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2023.
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
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during the three and six months ended June 30, 2023 compared to the same periods of 2022 resulted from increased profitability from certain existing joint venture hospitals partially offset by the ramp up of new joint venture de novo locations and a $2.2 million reduction to Net income attributable to noncontrolling interests related to the accelerated amortization of the remaining carrying value of our CON assets in South Carolina (discussed above).
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
Current Liquidity
As of June 30, 2023, we had $117.5 million in Cash and cash equivalents. This amount excludes $36.5 million in Restricted cash and $114.3 million of restricted marketable securities ($33.0 million included in Other current assets and $81.3 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 5, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2022 Form 10‑K.
In addition to Cash and cash equivalents, as of June 30, 2023, we had approximately $966 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2023, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2023, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
On December 9, 2021, we announced the commencement of a consent solicitation of holders of our 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028 (the “2028 Notes”), 4.75% Senior Notes due 2030 (the “2030 Notes”), and 4.625% Senior Notes due 2031 (the “2031 Notes” and collectively the “Notes”) for the adoption of certain amendments to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”), which provided us with greater flexibility in effecting the Spin Off discussed in the “Executive Overview” section of this Item. Each Indenture contains restrictive covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to make certain asset dispositions, investments, and distributions to holders of our capital stock. The amendments to the Indentures permitted us, subject to the leverage ratio condition set forth below, to distribute to our equity holders in one or more transactions (a “Distribution”) some or all of the common stock of a subsidiary that holds substantially all of the assets of our home health and hospice business. We were permitted to make any such distribution so long as the Leverage Ratio (as defined in each Indenture) was no more than 3.5 to 1.0 on a pro forma basis after giving effect thereto. The amendments also reduced the capacity under our restricted payments builder basket under each existing Indenture for the 2028 Notes, 2030 Notes, and 2031 Notes by $200 million and amended the definition of “Consolidated Net Income” to allow us to exclude from Consolidated Net Income (a component of the Leverage Ratio) any fees, expenses or charges related to any Distribution and the solicitation of consents from the holders of the Notes. In December 2021 and January 2022, we received the requisite consents for the adoption of these amendments. Under the terms of the amendments, we agreed to pay the holders of the Notes a total of $40.5 million, excluding fees. We paid $20.0 million and $20.5 million in January and June 2022, respectively.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2027, and our bonds all mature in 2025 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2023.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2022 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities of continuing operations (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$437.5	$387.6
Net cash used in investing activities	(232.5)	(242.8)
Net cash used in financing activities	(101.5)	(650.0)
Increase (decrease) in cash, cash equivalents, and restricted cash	$103.5	$(505.2)

Operating activities. The increase in Net cash provided by operating activities of continuing operations for the six months ended June 30, 2023 compared to the same period of 2022 primarily resulted from an increase in Net income which was driven by growth in Net operating revenues.
Investing activities. The decrease in Net cash used in investing activities of continuing operations during the six months ended June 30, 2023 compared to the same period of 2022 primarily resulted from decreased purchases of property and equipment.
Financing activities. The decrease in Net cash used in financing activities of continuing operations during the six months ended June 30, 2023 compared to the same period of 2022 primarily resulted from lower net debt payments, debt amendment costs, and dividends paid on commons stock. For additional information on debt payments, see Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Contractual Obligations
Our consolidated contractual obligations as of June 30, 2023 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,370.1	$2.1	$2,368.0
Interest on long-term debt (b)	645.2	145.8	499.4
Finance lease obligations (c)	528.2	46.1	482.1
Operating lease obligations (d)	290.9	38.6	252.3
Purchase obligations (e)	151.2	31.6	119.6
Total	$3,985.6	$264.2	$3,721.4
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2023, we made capital expenditures of approximately $222 million for property and equipment, capitalized software, and other intangible assets. During 2023, we expect to spend approximately $565 million to $605 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $230 million to $240 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects.
Authorizations for Returning Capital to Stakeholders
In October 2022, February 2023, and May 2023, our board of directors declared cash dividends of $0.15 per share that were paid in January 2023, April 2023, and July 2023, respectively. On July 20, 2023, our board of directors declared a cash dividend of $0.15 per share, payable on October 16, 2023 to stockholders of record on October 2, 2023. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of June 30, 2023, approximately $198 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
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

Six Months Ended June 30, 2023
(In Millions)
Net operating revenues	$1,494.0
Intercompany revenues generated from non-guarantor subsidiaries	44.5
Total net operating revenues	$1,538.5

Operating expenses	$1,300.7
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	16.8
Total operating expenses	$1,317.5

Income from continuing operations	$112.7
Net income	$110.5
Net income attributable to Encompass Health	$110.5

	As of June 30, 2023	As of December 31, 2022
	(In Millions)
Total current assets	$556.2	$466.3

Property and equipment, net	$2,050.8	$1,975.0
Goodwill	902.6	902.6
Intercompany receivable due from non-guarantor subsidiaries	228.4	254.9
Other noncurrent assets	485.9	508.2
Total noncurrent assets	$3,667.7	$3,640.7

Total current liabilities	$483.3	$437.8

Long-term debt, net of current portion	$2,610.4	$2,670.6
Other noncurrent liabilities	334.0	349.7
Total noncurrent liabilities	$2,944.4	$3,020.3
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

In general terms, the credit agreement definition of Adjusted EBITDA, therein referred to as “Adjusted Consolidated EBITDA,” allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations, (3) non-ordinary course fees, costs and expenses incurred with respect to any litigation or settlement, (4) share-based compensation expense, (5) costs and expenses associated with changes in the fair value of marketable securities, (6) costs and expenses associated with the issuance or prepayment of debt, and acquisitions, and (7) any restructuring charges and certain pro forma cost savings and synergies related to transactions and initiatives, which in the aggregate are not in excess of 25% of Adjusted Consolidated EBITDA. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent they increase consolidated Net income.
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
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$434.6	$463.5
Interest expense and amortization of debt discounts and fees	72.7	100.0
Gain (loss) on sale of investments, excluding impairments	1.8	(11.9)
Equity in net income of nonconsolidated affiliates	1.3	1.9
Net income attributable to noncontrolling interests in continuing operations	(51.4)	(43.9)
Amortization of debt-related items	(4.7)	(4.8)
Distributions from nonconsolidated affiliates	(0.2)	(2.9)
Current portion of income tax expense	64.4	52.9
Change in assets and liabilities	(41.4)	(93.4)
Cash used in (provided by) operating activities of discontinued operations	2.9	(75.9)
State regulatory change impact on noncontrolling interests	(2.2)	—
Change in fair market value of equity securities	0.6	5.7
Other	0.2	0.1
Adjusted EBITDA	$478.6	$391.3

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$117.2	$71.3	$230.5	$181.4
Loss (income) from discontinued operations, net of tax, attributable to Encompass Health	1.2	(11.5)	2.2	(35.2)
Net income attributable to noncontrolling interests included in continuing operations	(25.8)	(21.9)	(51.4)	(43.9)
Provision for income tax expense	32.8	22.8	64.7	46.4
Interest expense and amortization of debt discounts and fees	36.3	60.4	72.7	100.0
Loss on disposal or impairment of assets	0.8	2.8	1.5	3.5
Depreciation and amortization	72.6	60.5	136.5	118.2
Loss on early extinguishment of debt	—	1.1	—	1.4
Stock-based compensation	15.6	7.7	23.5	13.8
State regulatory change impact on noncontrolling interests	(2.2)	—	(2.2)	—
Change in fair market value of equity securities	1.1	3.2	0.6	5.7
Adjusted EBITDA	$249.6	$196.4	$478.6	$391.3
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2023 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
We provide services in the highly regulated healthcare industry. Furthermore, operating inpatient rehabilitation hospitals requires significant staffing and involves intensive therapy for individuals suffering from significant physical or cognitive disabilities or injuries. In the ordinary course of our business, we are subject to regulatory and other governmental audits and investigations and are party to various legal actions, proceedings, and claims, including employment and personal injury claims. These matters could potentially subject us to sanctions, damages, recoupments, fines, and other penalties. Some of these matters have been material to us in the past, and others in the future may, either individually or in the aggregate, be material and adverse to our business, financial position, results of operations, and liquidity.
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
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2023:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2023	691	$61.51	—	$198,053,924
May 1 through May 31, 2023	—	—	—	198,053,924
June 1 through June 30, 2023	375	64.85	—	198,053,924
Total	1,066	62.68	—
(1)Except as noted in the following sentence, the number of shares reported in this column represents the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In April, 691 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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
Item 5.Other Information
Insider Trading Arrangements
None.
Item 6.Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	August 4, 2023

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1	Description of the Encompass Health Corporation Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to Encompass Health’s Current Report on Form 8-K filed on July 25, 2023).+

10.2
Encompass Health Corporation Sixth Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.2 to Encompass Health’s Current Report on Form 8-K filed on July 25, 2023).+

10.3	Encompass Health Corporation Sixth Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.3 to Encompass Health’s Current Report on Form 8-K filed on July 25, 2023).+

22	List of Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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