Form 10-K
period 2023-12-31
Encompass Health Corp
filed 2024-02-28
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☒        Accelerated filer ☐        Emerging growth company ☐
    Non-Accelerated filer ☐        Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6.7 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 100,140,031 shares of common stock of the registrant outstanding, net of treasury shares, as of February 14, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2024 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

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
•Reimbursement claims are subject to various audits and such audits may lead to assertions that we have been overpaid or have submitted improper claims, and these assertions may require us to incur additional costs to respond to requests for records and defend the validity of payments and may ultimately require us to refund any amounts determined to have been overpaid.
•Substantive and procedural deficiencies in the administrative appeals process associated with denied Medicare reimbursement claims, including from various Medicare audit programs, could delay or reduce our reimbursement for services previously provided, including through recoupment from other claims due to us from Medicare.
•Efforts to reduce payments to healthcare providers undertaken by third-party payors and conveners could adversely affect our revenues or profitability.
•Medicare quality reporting requirements could adversely affect our operating costs or Medicare reimbursement.
•Changes in our payor mix or the acuity of our patients could reduce our revenues or profitability.
Other Regulatory Risks
•Changes in the rules and regulations of the healthcare industry at the federal, state or local levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, and other payment system reforms) could decrease revenues and increase the costs of complying with the rules and regulations.

•Compliance with the extensive and frequently changing laws and regulations applicable to healthcare providers, including those related to patient care, coding and billing, data privacy and security, consumer protection, anti-trust, and employment practices, requires substantial time, effort and expense, and if we fail to comply, we could incur penalties and significant costs of investigating and defending asserted claims, whether meritorious or not, or be required to make significant changes to our operations.
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
•Competitive pressures in the healthcare industry, including from large acute-care hospitals that would typically serve as a referral source for us, and our response to those pressures could adversely affect our revenues or other financial results.
•Our inability to provide a consistently high quality of care, including as represented in metrics published by Medicare, could decrease our revenues.
•Our inability to maintain or develop relationships with patient referral sources, including our joint venture hospitals could decrease our revenues.
•Acute-care hospitals that participate in joint ventures with us may experience, and in the past some have experienced, operational or financial challenges that, in turn, affect our joint venture inpatient rehabilitation hospitals.
•A pandemic, epidemic, or other widespread outbreak of an infectious disease or other public health crisis, and governmental responses to those events, could decrease our patient volumes, pricing, and revenues, lead to staffing and supply shortages and associated cost increases, otherwise interrupt operations, or lead to increased litigation risk and, in the case of the COVID-19 pandemic, has already done so in many instances.
•A regional or global socio-political, weather, or other catastrophic event could severely disrupt our business, particularly in areas such as Texas or Florida where we have a concentration of hospitals.
•Regulatory and other efforts to promote a transition to a lower-carbon economy may result in significant operational and financial challenges for us.
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

PART I
Item 1.Business
Overview of the Company
General
We are a national leader in post-acute healthcare services and the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate hospitals in 37 states and Puerto Rico, with concentrations in Florida and Texas. As of December 31, 2023, we operate 161 inpatient rehabilitation hospitals. We are committed to delivering high-quality, cost-effective patient care. For 2024, we were again named to Fortune’s list of the World’s Most Admired Companies.
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
The table below provides selected operating and financial data.

	As of or for the Year Ended December 31,
	2023	2022	2021
Consolidated data:	(Actual Amounts)
Inpatient rehabilitation:
Number of hospitals	161	153	145
Discharges	229,480	211,116	197,639
Number of licensed beds	10,778	10,356	9,924

Net operating revenues:		(In Millions)
Inpatient	$4,693.8	$4,251.6	$3,918.0
Outpatient and other	107.4	97.0	96.9
Total	$4,801.2	$4,348.6	$4,014.9
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
•People. We believe our employees share a steadfast commitment to providing outstanding care to our patients. We undertake significant efforts to ensure our clinical and support staff receives the education and training necessary to provide the highest quality care in the most cost-effective manner. We embrace the Encompass Health Way, our core set of values developed through input from a broad cross section of our employees. The Encompass Health Way calls on each of our employees to set the standard, lead with empathy, do what’s right, focus on the positive, and ensure we are stronger together. We believe our culture is essential to attracting and retaining talent. For further discussion of our human capital management and our award-winning culture, see the section titled “Human Capital Management” below.
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
Additionally, the pandemic posed a number of challenges in the operating environment. We demonstrated our ability to change and remain resilient by implementing protocols for the safety of our employees and our patients while managing supply chain constraints, specifically with personal protective equipment, in a timely and effective manner. The formation of our COVID Task Force allowed us to centralize decision-making while empowering our hospitals to enact the protocols needed as the pandemic cycled through the country. Our therapy teams developed plans for COVID patients while maintaining our expected high-quality outcomes.
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
•Clinical Expertise and High-Quality Outcomes. We have extensive clinical experience from which we have developed standardized best practices and protocols. We believe these clinical best practices and protocols, particularly as leveraged with our well-trained clinicians and industry-leading technology, help ensure the delivery of consistently high-quality healthcare services, reduced inefficiencies, and improved performance across a spectrum of operational areas. Currently, we operate 137 hospitals that hold one or more Joint Commission Disease-Specific Care Certifications, such as stroke rehabilitation, hip fracture rehabilitation, brain injury rehabilitation, amputee rehabilitation, Parkinson’s Disease rehabilitation, and spinal cord injury rehabilitation certification.
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
•Financial Resources. We have a proven track record of generating strong cash flows from operations that have allowed us to successfully pursue our growth strategy, manage our financial leverage, and make complementary shareholder distributions. We did not accept any pandemic relief funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) or any other program or legislation. As of December 31, 2023, we have a strong, well-capitalized balance sheet, including ownership of approximately 78% of our hospital real estate, no significant debt maturities in 2024, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our business strategy.
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
Despite the growing demand for inpatient rehabilitation services, the number of inpatient rehabilitation facilities has remained relatively stable — increasing just 0.17% from 1,179 in 2010 to 1,181 in 2022. This supply-demand imbalance is partly responsible for the relatively low conversion rate of inpatient rehabilitation eligible patients. We believe the percentage of patients who are discharged from acute-care hospitals with one or more of 13 specified medical conditions that CMS ties to IRF eligibility and subsequently admitted to an IRF is approximately 13% based on Medicare fee-for-service data, which is the only publicly available data on the subject. To respond to the strong demand for our services, we continue to develop our current markets through bed additions and to construct or acquire hospitals in new markets. Since 2012, we have opened or acquired 61 new hospitals and increased the number of licensed beds we operate by approximately 62%, or 4,122 beds.
Strategy and 2024 Strategic Priorities
Our overall strategy is to expand our network of inpatient rehabilitation hospitals, add capacity to existing hospitals, further strengthen our relationships with healthcare systems, provider networks, and payors in order to connect patient care across the healthcare continuum, and to deliver superior patient outcomes in a cost-effective manner. We believe this strategy, along with our demonstrated ability to adapt to changes in healthcare, positions us for success in the evolving healthcare delivery system. In pursuit of our strategy, we established the following priorities for 2024.
•Growth. We target the addition of 6 to 10 new inpatient rehabilitation hospitals and 80 to 120 beds to existing hospitals per year. In 2023, we opened 8 new hospitals (395 beds total) and added 46 beds to existing hospitals. In 2024, we plan to open 6 hospitals (approximately 280 beds) and add approximately 150 beds to existing hospitals (inclusive of a 40-bed freestanding satellite hospital). We also believe we will continue to have organic growth opportunities based on our track record of growth, planned bed additions at a number of existing hospitals, and the maturation of newly opened locations.
•Operational Initiatives. Our priorities include operational initiatives that build on momentum from recent years. We believe our care coordination efforts have and will continue to contribute to fewer discharges to skilled nursing facilities, more discharges to community, and improved patient experience. Our care coordination program is the integrative approach to a patient’s care that includes coordination with physicians, acute-care hospitals, and other post-acute providers to ensure the best overall care is provided to the patient.
We will continue to demonstrate our value proposition to Medicare Advantage payors by providing superior patient outcomes, including higher discharge to community rates and lower lengths of stay, compared to alternative sites of care. The Medicare Advantage enrollment growth rate is greater than that of traditional Medicare fee-for-service, and our payor mix has shifted accordingly. Medicare Advantage payors represented 8.4% of our net operating revenues in 2017 and 16.2% in 2023. We believe our outcomes and quality of care data have helped drive a significant improvement in the payments we receive from Medicare Advantage payors. For example, reimbursement based on the type of patient/treatment required, commonly referred to as the case mix group basis (“CMG”), is typically greater than reimbursement on a per-diem rate basis, and we increased the percentage of our Medicare Advantage revenue paid based on CMG from approximately 58% in 2017 to approximately 90% in 2023.
Given the significant number of stroke patients in need of post-acute care, we will continue working to build our stroke market share through our strategic sponsorship of the American Heart Association/American Stroke Association, the IRF treatment recommendations published by the Department of Veterans’ Affairs and the Journal of the American Medical Association, our care coordination, and our hospitals’ participation in The Joint Commission’s Disease-Specific Care Certification Program. As of December 31, 2023, 136 of our 161 hospitals held stroke-specific certifications that required us to demonstrate effective use of evidence-based clinical practice guidelines to manage and optimize stroke care and an organized approach to performance measurement and evaluation of clinical outcomes. In

2023, approximately 7% of patients recovering from a stroke in the U.S. were treated at our hospitals, accounting for approximately 18% of our overall patient mix.
We will continue to develop and implement post-acute solutions that allow us to apply our clinical expertise, large post-acute datasets, electronic medical record technologies, and strategic partnerships to drive improved patient outcomes and lower the cost of care across the entire post-acute episode, such as our reducing acute-care transfer model updated in 2022 and our fall prevention model implemented in 2022.
We will seek to expand efforts and initiatives to recruit and retain a qualified clinical workforce. In 2022, we implemented a centralized nurse recruiting model to create recruiting efficiencies, shorten the hiring process, and improve the candidate experience.
We will continue to install in our hospitals a hemodialysis system with which we are now able to provide inpatient dialysis to our patients without relying on third-parties. Historically, our patients have received dialysis from third-party vendors, either onsite or offsite as available, often resulting in interruptions to their therapy schedules. With this new onsite hemodialysis system, we can provide our patients dialysis without interrupting therapy or requiring patient travel, which lowers our cost of treatment and improves patient satisfaction. As of December 31, 2023, we had installed these systems in 83 of our hospitals.
•Capital Structure. We seek to maintain balance sheet flexibility, consider opportunistic refinancings and augment returns from investments in operations with shareholder distributions via common stock dividends and repurchases of our common stock. Our debt portfolio is concentrated in long-dated fixed-rate debt. Our free cash flow is the primary source of funding for the considerable investment in our de novo and bed addition growth plans. As an additional source of liquidity, we can access our $1 billion revolving credit facility of which $968 million was available for borrowing as of December 31, 2023. Our strong balance sheet as well as our leverage and liquidity profiles mitigate exposure to interest rate volatility and near-term refinancing risks.
For additional discussion of our strategic priorities as well as our progress toward our priorities in 2023, including operating results, growth, and shareholder distributions, and our business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” “Results of Operations,” and “Liquidity and Capital Resources.”
Human Capital Management
Overview of Our Employees. As of December 31, 2023, we employed approximately 38,000 individuals. In the healthcare services sector, many professionals, such as nurses, desire flexible work arrangements. Accordingly, part-time and per diem employees represent a large percentage of our employee population. Except for 47 employees at one hospital (approximately 14.5% of that hospital’s workforce), none of our employees are represented by a labor union as of December 31, 2023. The chart below includes a breakdown of our employees.

Type	Employees
Total Employees	37,761
Full-time Employees	22,356
Part-time Employees	2,952
Pool/Per-diem Employees	12,453
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
•we have various year-long, quarterly, and short-term incentive plans for field leadership, most marketing/sales employees, and executives.
•we make annual grants of restricted stock to employees at various levels, including non-executive management, to foster a strong sense of ownership and align the interests of management with those of our stockholders.
Diversity, Equity, and Inclusion. We believe fostering a strong culture that values diversity, equity, and inclusion, or DE&I, allows us to recruit and retain diverse employees and provide high-quality care to our diverse patients. We maintain a DE&I program that is overseen by a DE&I staff at our corporate office and supported by hospital diversity committees. Together, they design and execute initiatives that strengthen relationships, improve communication, and increase understanding, so we can better serve each other, our patients, and our communities. We believe our DE&I program furthers our efforts to provide culturally competent care. The key components of our DE&I program are:
•Workforce Attraction and Development. We seek to build our workforce to represent and reflect the communities we serve, which allows us to provide culturally competent care. In addition, we are committed to ensuring that all our employees are trained on DE&I topics as a foundational element of our employee and leadership development curriculum. Our other DE&I initiatives include scholastic partnerships with historically black colleges, recruitment tools to help identify and attract diverse talent, a website career tool to help veterans find jobs that closely align with their specific skills, and ongoing policy and procedure reviews to incorporate guidance and practices that align with our DE&I mission. Our Developing Future CEOs, or DFCEO, program provides training and mentorship for emerging leaders. Since its inception, 42 individuals have completed the program and been placed as hospital CEOs. Of those placed, 24% have been people of color, and 38% have been women. In 2023, the number of people of color in hospital leadership roles increased 11.2%.
•Community Partnership. We establish and maintain relationships with local organizations to improve health outcomes in our communities. An example of this type of partnership is our arrangement with Holy Family Cristo Rey Catholic High School in Birmingham. This partnership allows adolescents from disadvantaged groups to gain tangible work experience in our corporate office while earning funds for school tuition. In 2023, we sponsored seven students. Our other community initiatives include an annual report that provides information on our DE&I initiatives to people outside the Company. We also have memberships and active involvement in local chapters of the National Association of Health Service Executives, an organization that promotes the advancement and development of minority healthcare leaders. We provide training and mentorship to the next generation of healthcare leaders with the goal of helping them develop the skills and passion for inpatient rehabilitation. Many of our hospitals have clinical rotations with local universities and regularly attend school career fairs. In addition, we are active participants in a regional working group of Alabama-based businesses convened to discuss and share DE&I best practices. We also sponsored the 2023 Magic City Classic, the largest historically black college and university football game in the country, in order to promote the Encompass Health brand and career opportunities to the in-person attendees, estimated at approximately 70,000, as well as visitors to the event’s website.
•Supplier Diversity. We maintain a supplier base program that offers contracting opportunities with manufacturers, distributors and service providers that are certified as minority-owned, veteran-owned and small disadvantage-owned businesses, and we continue to research and identify additional diverse supplier certifying organizations.
We have undertaken other initiatives to emphasize the importance of DE&I in the workplace and its role in providing the best quality patient care. For example, we participate in the CEO Action for Diversity and Inclusion Pledge. This coalition of chief executive officers is dedicated to advancing DE&I in the workplace. Every three to four years, we engage a third-party consulting agency to help us evaluate our program and explore possible enhancements. We then provide the feedback to our board of directors. We have published a series of video conversations and written communications with various employees and members of executive management to highlight personal experience to promote DE&I throughout the organization. In addition, the DE&I department works closely with the quality, clinical and case management departments to improve health equity (including through development of our social determinants of health risk assessment for use by patient case managers) and ensure our interprofessional health care teams have the resources they need to provide culturally competent care.
The success of our DE&I program is evidenced by our annual employee engagement survey results. We ask employees to rate five separate statements related to our DE&I program, including “there is an equal opportunity for people to have a successful career at the Company,” “diversity (individual differences, perspectives, and experience) is embraced as a strength by this Company,” “our Company equips me/staff with the resources to deliver culturally competent care to our patients,” and “my immediate manager supports diversity, equity, and inclusion in the workplace.” All five of those statements rated with a level of agreement at or above 80% and above the healthcare benchmark provided by the surveying vendor.
Employee Development and Engagement. Our employee development and engagement further our ability to attract and retain healthcare professionals in a highly competitive environment where staffing shortages are not uncommon. We track and measure therapist and nurse turnover for our full-time employees on a quarterly and annual basis for significant trends and outliers, but we do not believe comparisons of our data to external turnover benchmarks are a valid representation, as they do not account for the variations in survey data across markets, hospital sizes, practice settings, and practice specialties. The table below shows those turnover rates for 2023 and 2022.

	2023	2022
Therapist	7.8%	9.1%
Nurse	23.1%	28.1%
We support the long-term career aspirations of our employees through education and personal development.
•Education Opportunities. We offer our nurses an opportunity to advance their academic degrees at a reduced tuition rate of 25% to 50% of the total program cost. To date, approximately 1,167 of our nurses have taken advantage of this opportunity. Additionally, our full-time inpatient nursing and therapy staff have unlimited access to online education and training to ensure continuing education units are available at no cost.
•Tuition Reimbursement/Scholarship Programs. Employees also have the opportunity to advance their education through our tuition reimbursement and scholarship programs. We reimbursed over $1.1 million in tuition and paid over $2.8 million toward employees’ student loan debt in 2023.
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
•Other Employee Development Programs:
▪career ladders that offer paths to develop, demonstrate, and be rewarded for expanded responsibility in nursing, therapy and case management;

▪online development library that provides access to a wide range of readily available internal and external content on many topics important for success in current or desired jobs;
▪developing future leaders program that develops nurses and therapists for supervisory positions and develops nurse and therapy supervisors for higher level positions;
▪leadership precepting that provides new leaders 6-12 months of structured mentoring from experienced, high-performing peers;
▪leadership coaching that provides six months of executive coaching to high performing leaders; and
▪DFCEO program that provides 18-24 months of intensive on-the-job experience to develop participants for future hospital chief executive officer openings.
To further aid in employee development, we have invested in best-in-class technology to offer on-demand learning and development programs. Additionally, we annually review our talent to identify potential successors for key positions and to identify candidates for accelerated development based on their performance and potential. The annual process includes an assessment of employee promotability based on a set of leadership core competencies defined as part of the Company’s talent strategy.
Employee engagement is a key driver of retention. As such, we conduct an annual employee engagement survey open to all our employees, helping us to gauge employee satisfaction with and commitment to their jobs. In 2023, 82% of our employees participated in the survey, which measures perceptions based on 38 questions from the categories listed below. The overall Company engagement score was 83% favorable, representing a 2% increase over 2022. In 2023, we again surpassed the healthcare benchmarks in each of the 10 categories:

•ethics and compliance	•teamwork
•culture of safety	•engagement
•diversity, equity, and inclusion	•culture of trust
•work environment	•individual value
•leadership	•communication
Furthermore, some hospitals participate in a 5-item pulse engagement survey mid-year to gain feedback on their engagement action plans. Pulse surveys allow us to target and achieve improved engagement scores at the hospital level.
Competition
The inpatient rehabilitation industry, outside of our leading position, is highly fragmented. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, most of which are within acute-care hospitals, in the markets we serve. An acute-care hospital operating its own unit, particularly one owned or operated by a large public company or not-for-profit that has a dominant position in the local market, can be a formidable competitor because 91% of our patients come from acute-care hospitals. There are several privately held companies offering post-acute rehabilitation services that compete with us primarily in select geographic markets. In addition, there is a public company that is primarily focused on other post-acute care services but also operates 33 inpatient rehabilitation hospitals. Other providers of post-acute care services compete for some rehabilitation patients. For example, nursing homes may market themselves as offering certain rehabilitation services, particularly to patients not in need of intensive rehabilitation therapy, even though those nursing homes are not required to offer the same level of care, and are not licensed, as hospitals. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payors and the acute-care hospitals, physicians, or other referral sources in the market, and the regulatory barriers to entry in certificate of need states. The ability to work as part of an integrated delivery payment model with other providers, including the ability to deliver quality patient outcomes and cost-effective care, could become an increasingly important factor in competition if a significant number of people in a market are participants in one or more of these models. See the “Regulation—Relationships with Physicians and Other Providers” and “Regulation—Certificates of Need” sections below for further discussion of some of these factors. For a list of our inpatient rehabilitation markets by state, see the table in Item 2, Properties.

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
Sources of Revenues
We receive payment for patient care services from the federal government (primarily under the Medicare program), managed care plans and private insurers, and, to a considerably lesser degree, state governments (under their respective Medicaid or similar programs) and directly from patients. Revenues and receivables from Medicare are significant to our operations. The federal and state governments establish payment rates as described in more detail below. We negotiate the payment rates with non-governmental group purchasers of healthcare services that are included in “Managed care” in the tables below, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other managed care plans. Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, and other private insurance plans, HMOs, or PPOs but are responsible to the extent of any exclusions, deductibles, copayments, or coinsurance features of their coverage. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in managed care plans. Revenues from Medicare and Medicare Advantage represent approximately 81% of total revenues.
The sources and relative mix of our revenues for the last three years are:

	For the Year Ended December 31,
	2023	2022	2021
Medicare	65.0%	65.3%	64.4%
Medicare Advantage	16.2%	15.1%	15.2%
Managed care	11.1%	11.6%	12.1%
Medicaid	4.0%	4.2%	4.1%
Other third-party payors	0.9%	0.9%	1.1%
Workers' compensation	0.5%	0.6%	0.6%
Patients	0.3%	0.4%	0.5%
Other income	2.0%	1.9%	2.0%
Total	100.0%	100.0%	100.0%
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
The Medicare statutes are subject to change from time to time. With respect to Medicare reimbursement, the ACA provided for specific reductions to healthcare providers’ annual market basket updates and other payment policy changes. In August 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through mid-fiscal year 2032 unless Congress and the President take further action. In response to the public health emergency associated with the pandemic, Congress and the President suspended sequestration through March 31, 2022. Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit in the federal budget, Statutory PAYGO requires OMB to order sequestration of Medicare. The Congressional Budget Office estimated that the American Rescue Plan Act of 2021 would result in budget deficits necessitating a 4% reduction in Medicare program payments under the Statutory PAYGO, but subsequent legislation enacted by Congress suspended until 2025 the Statutory PAYGO reductions that would have gone into effect. In the future, concerns about the federal deficit, national debt levels and the solvency of the Medicare trust fund could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. Healthcare will almost certainly be the subject of significant regulatory and legislative changes regardless of the party in control of the executive and legislative branches of state and federal governments.
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
We cannot predict the adjustments to Medicare payment rates Congress or CMS may make in the future. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. Any additional downward adjustment to rates or limitations on reimbursement for the types of facilities we operate and services we provide could have a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of the risks associated with our concentration of revenues from the federal government or with potential changes to the statutes or regulations governing Medicare reimbursement, see Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
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
CMS has also established Unified Program Integrity Contractors (“UPICs”) to perform fraud, waste, and abuse detection, deterrence and prevention activities for Medicare and Medicaid claims. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the United States Department of Justice (“DOJ”). Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the payment errors they identify.
As a matter of course, we undertake significant efforts through training, education, and documentation to ensure compliance with coding and medical necessity coverage rules. Despite our efforts to ensure accurate coding and assessment of patients, audits have in the past led and may in the future lead to assertions that we have been underpaid or overpaid by Medicare or that we have submitted improper claims in some instances. Audits also require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict when or how these audit programs will affect us. Any denial of a claim for payment, either as a result of an audit or ordinary course payment review by the MAC, is subject to an appeals process that can take years to complete. For additional discussion of these audits and the risks associated with them, see Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
As noted above, our inpatient rehabilitation hospitals receive a fixed payment reimbursement amount per discharge under the IRF-PPS based on the patient’s rehabilitation impairment category and other characteristics and conditions identified by the attending clinicians. In order to qualify for reimbursement under the IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. For example, physicians must approve patient admissions and in doing so determine that the treatment of the patients in an IRF setting is reasonable and necessary. A rehabilitation physician must then conduct face-to-face visits with the patients at least three days per week throughout the IRF stay. Also, patients admitted to IRFs must be able to tolerate a minimum of three hours of therapy per day for five days per week, and IRFs must have a registered nurse available 24 hours, each day of the week.
In addition, to qualify as an IRF under Medicare rules, a facility must be primarily focused on treating patients with one of 13 specified medical conditions that typically require intensive therapy and supervision, such as stroke, brain injury, hip fracture, certain neurological conditions, and spinal cord injury. Specifically, at least 60% of a facility’s patients must have a diagnosis or qualifying comorbidity from at least one of these 13 conditions, which requirement is known as the “60% Rule.” If an IRF does not demonstrate compliance with the 60% Rule by either the presumptive method or through a review of medical records, then its classification as an IRF may be terminated by CMS causing the facility to be paid under the acute-care payment system which would result in reduced total reimbursement per patient. If some of our hospitals fail to demonstrate compliance with the 60% Rule and CMS re-classifies them as acute-care hospitals, our revenue and profitability may be materially and adversely affected.
Under the IRF-PPS, CMS is required to adjust the payment rates based on an IRF-specific market basket index. The annual market basket update is designed to reflect changes over time in the prices of a mix of goods and services used by IRFs. In setting annual market basket updates, CMS uses data furnished by the Bureau of Labor Statistics for price proxy purposes, primarily in three categories: Producer Price Indexes, Consumer Price Indexes, and Employment Cost Indexes. With IRF-PPS, our inpatient rehabilitation hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Accordingly, our hospitals benefit from being cost-effective providers.
On July 27, 2022, CMS released its notice of final rulemaking for fiscal year 2023 IRF-PPS (the “2023 IRF Rule”). The 2023 IRF Rule implemented a net 3.9% market basket increase (market basket update of 4.2% reduced by a productivity adjustment of 0.3%) effective for discharges between October 1, 2022 and September 30, 2023. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The 2023 IRF Rule also included changes that impacted our hospital-by-hospital base rate for Medicare reimbursement. Such changes included, but were not limited to, revisions to the wage index and labor-related share values, updates to outlier payments and updates to the case-mix group relative weights and average lengths of stay values.
On July 27, 2023, CMS released its notice of final rulemaking for fiscal year 2024 IRF-PPS (the “2024 IRF Rule”). The 2024 IRF Rule implements a net 3.4% market basket increase (market basket update of 3.6% reduced by a productivity adjustment of 0.2%) effective for discharges between October 1, 2023 and September 30, 2024. The 2024 IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values, updates to outlier payments and updates to the case-mix group relative weights and average lengths of stay values. Based on our analysis, which utilizes, among other things, the acuity of our patients annualized over the twelve-month prior period ended June 30, 2023, our experience with outlier payments over that same time frame, and other factors, we believe the 2024 IRF Rule will result in a net increase to our Medicare payment rates of approximately 3.3% effective October 1, 2023.
Unlike our inpatient services, our outpatient services are primarily reimbursed under the Medicare Part B physician fee schedule. On November 2, 2023, CMS released its final notice of rulemaking for the payment policies under the physician fee schedule and other revisions to Part B policies for calendar year 2024. The updates to the fee schedule are not expected to be material to us.
For additional discussion of the Medicare payment rules and other regulatory and legislative initiatives affecting Medicare reimbursement that could impact our businesses, see Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
Medicare Advantage, Managed Care and Other Discount Plans
We negotiate payment rates with certain large group purchasers of healthcare services, including Medicare Advantage plans, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. In 2023, typical rate increases for our contracts ranged from 2-4%. We cannot provide any assurance we will continue to receive increases in the future. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.
As the percentage of Medicare-eligible beneficiaries choosing Medicare Advantage over traditional Medicare has grown, we have seen the percentage of our revenue derived from Medicare Advantage payors grow. In 2023, approximately 50% of Medicare beneficiaries enrolled in Medicare Advantage plans. This percentage has steadily increased over time since 2003. The Congressional Budget Office projects that the share of all Medicare beneficiaries enrolled in Medicare Advantage plans will rise to about 62% by 2033. We expect the percentage of our total revenues attributable to Medicare Advantage plans to continue to grow as well. Typically, Medicare Advantage and other managed care plans reimburse us less than traditional Medicare for the same type of care and patient, but that differential has been shrinking in recent years.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Historically, states experiencing shortfalls in their Medicaid budgets have implemented cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of some services. On average, our reimbursement per discharge from Medicaid is lower than that from traditional Medicare, Medicare Advantage and other managed care payors. For the year ended December 31, 2023, Medicaid payments represented only 4.0% of our consolidated Net operating revenues, and Medicaid discharges represented 6.3% of our total inpatient discharges. For additional discussion, see Item 1A, Risk Factors, “Reimbursement Risks.”
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
Regulation
The healthcare industry is subject to significant federal, state, and local regulation that affects our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our operations, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and controlling our growth. State and local healthcare regulation may cover additional matters such as nurse staffing ratios, healthcare worker safety, disclosure of charges for services provided, marijuana legalization, and assisted suicide. We are also subject to the broader federal and state regulations that prohibit fraud and abuse in the delivery of healthcare services. Congress, HHS-OIG, and the DOJ have historically focused on fraud and abuse in healthcare. Since the 1980s, a steady stream of changes have stiffened criminal and civil penalties or made it easier for DOJ to impose liability on companies and individuals. As a healthcare provider, we are subject to periodic audits, examinations and investigations conducted by, or at the direction of, government investigative and oversight agencies. Failure to comply with applicable federal and state healthcare regulations can result in a provider’s exclusion from participation in government reimbursement programs and in substantial civil and criminal penalties.
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
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or inpatient services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need,” or “CON,” law. As of December 31, 2023, approximately 36% of our licensed beds are in states or U.S. territories that have CON laws. CON laws require a reviewing authority or agency to determine the public need for additional or expanded healthcare facilities and services. These laws also generally require approvals for capital expenditures involving inpatient rehabilitation hospitals if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a CON. Any instance where we are subject to a CON law, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility or starting a new healthcare program.

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
In an attempt to reduce regulation and increase competition, lawmakers in several states have recently proposed modification or even full repeal of CON laws. In 2019, Florida enacted legislation to repeal CON laws for several provider types, including IRFs. Similarly, in 2023, South Carolina enacted legislation to repeal CON laws for several provider types, including IRFs. We believe CON-related legislation and regulation changes, including both repeal and expansion of CON requirements, will continue to be proposed in various states for the foreseeable future.
False Claims
The federal False Claims Act (the “FCA”) imposes liability for the knowing presentation of a false claim to the United States government and provides for penalties equal to three times the actual amount of any overpayments plus up to approximately $27,000 per claim. Federal civil penalties will be adjusted to account for inflation each year. In addition, the FCA allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. The government and relators may also allege violations of the FCA for the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment. This is known as a “reverse false claim.” The government deems identification of the overpayment to occur when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.
Because we have hundreds of thousands of claims a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error, cost reporting error or disagreement over physician medical judgment could result in significant damages and civil and criminal penalties under the FCA. Many states have also adopted similar laws relating to state government payments for healthcare services. The ACA amended the FCA to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitations on claims by the government. The federal government has become increasingly aggressive in asserting that incidents of erroneous billing or record keeping represent FCA violations and in challenging the medical judgment of independent physicians as the basis for FCA allegations. Furthermore, well-publicized enforcement actions indicate that the federal government has increasingly sought to use statistical sampling to extrapolate allegations to larger pools of claims or to infer liability without proving knowledge of falsity of individual claims. A violation of the FCA by us could have a material adverse effect upon our business, financial position, results of operations, or cash flows. Even the assertion of a violation could have an adverse effect upon our stock price or reputation. For additional discussion, see Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” and Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
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

Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, radiology services, and home health services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing Medicare for those referred services. Violators of the Stark law and regulations may be subject to recoupments, civil monetary sanctions (up to approximately $30,000 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to approximately $200,000 for a circumvention scheme. Federal civil penalties will be adjusted to account for inflation each year. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.
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
HIPAA
The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare or Medicaid beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive a monetary reward for providing information on Medicare fraud and abuse that leads to the recovery of Medicare funds. Penalties for violations of HIPAA include civil and criminal monetary penalties. The United States Department of Health and Human Services Office of Civil Rights (“HHS-OCR”) implemented a permanent HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2023, we have not been selected for audit.
HIPAA and related regulations contain certain administrative simplification provisions that require the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. HIPAA regulations also regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations provide patients with significant rights related to understanding and controlling how their health information is used or disclosed and require healthcare providers to implement administrative, physical, and technical practices to protect the security of individually identifiable health information.
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
HHS-OCR is responsible for enforcing the requirement that covered entities notify the United States Department of Health and Human Services (“HHS”) and any individual whose protected health information has been improperly acquired, accessed, used, or disclosed. In certain cases, notice of a breach is required to be made to media outlets. The heightened penalties for noncompliance range from $100 to $50,000 per violation for most violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties start at approximately $64,000 per violation and are not subject to a per violation statutory maximum. Penalties are also subject to an annual cap for multiple identical violations in a single calendar year. Pursuant to guidance from HHS-OCR, this enforcement cap ranges from a minimum of $25,000 per year to a maximum of $1,500,000 per year depending on an entity’s level of culpability. Importantly, HHS-OCR has indicated that the failure to conduct a security risk assessment or adequately implement HIPAA compliance policies could qualify as willful neglect.
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
Additionally, concerns held by federal policymakers about the federal deficit, national debt levels, or healthcare spending specifically, including solvency of the Medicare trust fund, could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and further reductions to provider payments. In October 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act directs HHS, in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the implementation of a new post-acute payment system, we believe this act lays the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. CMS has begun changing current post-acute payment systems to improve comparability of patient assessment data and clinical characteristics across settings, which could make it easier to create a unified payment system in the future. For example, CMS recently established new case-mix classification models for both home health and skilled nursing facilities which rely on patient characteristics rather than the amount of therapy received to determine payments. Another example is CMS’s implementation of the new patient assessment measures for IRFs discussed below. The IMPACT Act also created additional data reporting requirements for our hospitals in the domains of functional and cognitive status, skin integrity, medication reconciliation, incidence of major falls, and transfer of health information. The precise details of these new reporting requirements, including timing and content, were developed and implemented by CMS through the regulatory process over several years, and CMS may continue to make changes to these quality measures and standardized patient assessment data elements in the future. We cannot quantify the potential effects of the IMPACT Act on us.
Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency, advises Congress on issues affecting Medicare and makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). MedPAC also provides comments to CMS on proposed rules, including the prospective payment system rules. Neither Congress nor CMS is obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance MedPAC’s recommendations will be adopted in a given year. However, MedPAC’s recommendations have, and could in the future, become the basis for legislative or regulatory action.
In connection with CMS’s final rulemaking for the IRF-PPS in each year since 2008, MedPAC has recommended either no updates to payments or reductions to payments. For example, in its March 2023 report to Congress, MedPAC recommended, among other things, legislative changes to reduce by 3% the base payment rate under IRF-PPS. MedPAC has also previously called on the HHS Secretary to conduct focused medical record reviews on IRFs.
In a June 2018 report mandated by the IMPACT Act, MedPAC reiterated its recommendation that Congress adopt a unified payment system for all post-acute care (a “PAC-PPS”) in lieu of separate systems for inpatient rehabilitation facilities (“IRFs”), skilled nursing facilities, long-term acute-care hospitals, and home health agencies. A PAC-PPS would rely on “site neutral” reimbursement based on patients’ medical conditions and other clinical factors rather than the care settings. MedPAC found a PAC-PPS to be feasible and desirable but also suggested many existing regulatory requirements, including, for IRFs, the 60% rule discussed below and the requirement for a minimum of three hours of therapy per day, should be waived or modified as part of implementing a PAC-PPS. MedPAC previously estimated, although we cannot verify the methodology or the accuracy of that estimate, a PAC-PPS would result in a 15% reduction in IRF reimbursements. As a precursor to a PAC-PPS, MedPAC discussed in November 2017 a potential recommendation to change the case-mix weights in each post-acute setting for 2019 and 2020 to a blend of the current setting specific weight and the proposed PAC-PPS weight, which MedPAC suggested would shift money from for-profit and freestanding IRFs to non-profit and hospital-based IRFs. MedPAC has also called for aligning Medicare regulatory requirements across post-acute providers, although the agency has acknowledged it could take years to complete this effort. MedPAC issued another report on the PAC-PPS in June 2023. In that report, MedPAC concluded the design of a PAC-PPS is “relatively straight-forward” but noted “developing companion policies could take many years; implementing them would be complex and possibly controversial.” Additionally, MedPAC previously has suggested that Medicare should ultimately move from fee-for-service reimbursement to more integrated payment models.
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
There can be no assurance future governmental action will not result in substantial changes to, or material reductions in, our reimbursements. Similarly, we may experience material increases in our operating costs. For example, in 2022 and 2023, our wage and benefit costs increased at a rate in excess of our aggregate Medicare reimbursement rate increases. In any given year, the net effect of statutory and regulatory changes may result in a decrease in our reimbursement rate, and that decrease may occur at a time when our expenses are increasing. As a result, there could be a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”
In addition, there are increasing pressures from managed care, including Medicare Advantage, and other third-party payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. For example, each year, CMS adopts updates to the payments to, and the payment policies for, Medicare Advantage payors, and those updates may result in a net decrease in payments to those payors. Our relationships with managed care and nongovernmental third-party payors, such as health maintenance organizations and preferred provider organizations, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. Our Net operating revenues and our ability to grow our business with these payors could be adversely affected if we are unable to negotiate and maintain favorable agreements with these payors.
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
Under CMS’s Targeted Probe and Educate (“TPE”) program, MACs use data analysis to identify healthcare providers with high claim error rates and items and services that have high national error rates. Once a MAC selects a provider for claims review, the initial volume of claims review is limited to 20 to 40 claims. The TPE program includes up to three rounds of claims review with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action, which may include extrapolation of error rates to a broader universe of claims or referral to a UPIC or RAC (defined below). As of December 31, 2023, none of our hospitals have progressed beyond the third round of reviews, so it is unclear how the review process after TPE would proceed. We cannot predict whether the TPE initiative or similar probes or reviews will materially impact our reimbursement or the timeliness of collections from Medicare in the future.
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
CMS has also established other types of contractors, including the Uniform Program Integrity Contractors (“UPICs”) and the Supplemental Medical Review Contractor (“SMRC”). The UPICs conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the United States Department of Justice (“DOJ”). Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the error. In December 2017, we received notice of a UPIC audit at one of our hospitals. The UPIC sampled 100 claims and challenged the propriety of a subset of the sample representing $1.3 million in previously paid claims. The UPIC extrapolated the alleged error rate to all claims from that hospital during a period of approximately four years, resulting in an alleged overpayment of $33.9 million. Our MAC later reduced the determination of overpayment to $30.5 million, which it collected through recoupment of current claims during 2019. We appealed the overpayment determination to an Administrative Law Judge (“ALJ”), who heard the appeal in August 2021. In October 2022, the ALJ overturned $12.5 million of the overpayment determination. We received payment of this amount, plus $3.2 million in interest, in December 2022. We have appealed the remaining $18.0 million of the overpayment determination to the next level of administrative appeal, challenging both the denials and the improper use of extrapolation. It is not possible to predict when this matter will be resolved or the ultimate outcome. The SMRC conducts nationwide medical reviews of Medicare claims to determine compliance with coverage, coding, payment, and billing requirements. During the first quarter of 2023, the SMRC initiated a review of claims from March 2020 through December 2020 totaling approximately $21 million. We have received initial results for the claims under review and, as of December 31, 2023, approximately 87% of these have been approved with approximately $3 million under appeal.
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
Our managed care, including Medicare Advantage, and other third-party payors may also, from time to time, request audits of the amounts paid, or to be paid, to us. We could be adversely affected if one or more auditing payors allege substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations. Similarly, there can be no assurance that our current or future MACs will not make restrictive or otherwise incorrect interpretations of Medicare coverage rules. Because one MAC has jurisdiction over a significant number of our hospitals and our hospitals derive a substantial portion of their revenue from Medicare, the adoption of restrictive or otherwise incorrect interpretations of coverage rules by that MAC could result in a large number of payment denials and materially and adversely affect our financial position, results of operations, and cash flows.
Substantive and procedural deficiencies in the administrative appeals process associated with denied Medicare reimbursement claims could delay and reduce our reimbursement for services previously provided.
Ordinary course Medicare pre-payment denials by MACs, as well as denials resulting from post-payment audits, are subject to appeal by providers. HHS provides an initial appeal process through its ALJs. We have historically appealed a majority of our claims denials. Due to the sheer number of appeals by all Medicare providers and various administrative inefficiencies, including a shortage of judges, appeals that are required by statute to be resolved in a matter of months have in the past taken years to complete. In recent years, this protracted appeals process led to a significant backlog of appeals of denials, which a federal judge ultimately ordered HHS to resolve by the end of 2022. By December 31, 2022, substantially all of our backlog awaiting ALJ hearing had been resolved. However, there can be no assurance significant backlogs will not develop in the future in the event the rate of new claims denials exceeds the rate at which those claims are resolved in the appeal process.
Providers may appeal adverse ALJ rulings to the Department Appeals Board (the “DAB”). Denials by the DAB may be appealed to United States district courts. As of December 31, 2023, we have approximately $5 million and $31 million in denied claims awaiting review at the ALJ and DAB levels, respectively. In addition, we have approximately $7 million in claims denied by the DAB pending review by United States district courts as of December 31, 2023.
Changes implemented by CMS to resolve the prior appeal backlog may have harmed the ability of providers like us to recover on valid Medicare claims. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”). Beginning in March 2020, OMHA increased the frequency of ALJ hearings and the number of claims set at each hearing, which we believe adds to the substantive and procedural deficiencies in the ALJ appeals process.
Based on a number of factors, including prior experience in the appeals process, we record our estimates for pre-payment denials and for post-payment audit denials that will ultimately not be collected as a component of Net operating revenues. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements. In the fourth quarter of 2023, we recorded an aggregate amount of $21.9 million in additional reserves for estimated uncollectible amounts associated with claims that were part of the prior appeal backlog. The increase in reserves was driven principally by an increase in unfavorable adjudication outcomes experienced at the DAB during the second half of 2023 and largely offset the remaining net carrying value of these claims. We may experience additional decreases in Net operating revenues and decreases in cash flow as a result of greater frequency of unfavorable resolution of denials or increasing unresolved denials and the associated increasing accounts receivable, which may in turn force us to change the patients we admit and conditions we treat. Any of these impacts could have an adverse effect on our financial position, results of operations, and liquidity.
Changes in our payor mix or the acuity of our patients could adversely affect our Net operating revenues or our profitability.
Many factors affect reimbursement rates for our services and, in turn, our revenues. These factors include the treating facility’s urban or rural status, the length of stay, the payor and its applicable rate of reimbursement, and the patient’s medical condition and impairment status (acuity). The reimbursement rates we receive from traditional Medicare fee-for-service are generally higher than those received from other payors, although the difference between traditional Medicare and Medicare Advantage payments for inpatient rehabilitation care has decreased in the last several years. Over the same period, we have seen a shift in the payor mix from traditional Medicare to Medicare Advantage and other managed care providers. Not only do Medicare Advantage and managed care payors generally pay us less, but we would expect bad debt to be higher for patients covered by Medicare Advantage and managed care as patients typically retain more payment responsibility under those arrangements. Additionally, the rate at which Medicare Advantage referrals are converted to admissions is lower than the rate for traditional Medicare.
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
A change in our estimates of collectability or a delay in collection of accounts receivable could adversely affect our results of operations and liquidity. The estimates are based on a variety of factors, including the length of time receivables are past due, significant one-time events, contractual rights, the nature of the underlying payment denials, and historical experience. In the fourth quarter of 2023, we recorded aggregate amount of $21.9 million in additional reserves for estimated uncollectible amounts associated with claims denied and appealed prior to 2023. The increase in reserves largely offset the accounts receivable associated with these claims. A delay in collecting our accounts receivable, or the non-collection of accounts receivable, including, without limitation, in connection with our transition and integration of acquired companies and the attendant movement of underlying billing and collection operations from legacy systems to future systems, could have a material negative impact on our results of operations and liquidity, and we could be required to record impairment charges on our financial statements.
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
Similarly, CMS has established per the ACA several separate ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”), a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Under the MSSP, there are two ACO tracks from which participants can choose. Each track offers a different degree to which participants share any savings realized or any obligation to repay losses suffered. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. Based on CMS data, the number of MSSP ACOs for 2024 is the same as it was in 2017.
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
Additionally, as the number and types of bundling, direct contracting, and ACO models increase, the number of Medicare beneficiaries who are treated in one of the models increases. Our willingness or inability to participate in integrated payment and other alternative payment models and the referral patterns of other providers participating in those models may limit our access to Medicare patients who would benefit from treatment in inpatient rehabilitation hospitals. In an attempt to reduce costs, ACOs may seek to discourage referrals to post-acute care all together. To the extent that acute-care hospitals participating in those models do not perceive our quality of care or cost efficiency favorably compared to alternative post-acute providers, we may experience a decrease in volumes and Net operating revenues, which could adversely affect our financial position, results of operations, and cash flows. For further discussion of coordinated care and integrated payment models and value-based purchasing initiatives, the associated challenges, and our efforts to respond to them, see the “Executive Overview—Key Challenges—Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
On December 14, 2020, CMS announced the proposal of a five-year review choice demonstration for inpatient rehabilitation services (the “IRF RCD”). IRF RCD began in Alabama in August 2023. CMS intends to expand this demonstration to Pennsylvania, Texas, and California but has not yet announced the timing for doing so. We operate 47 inpatient rehabilitation hospitals (representing approximately 30% of our IRF Medicare claims) in those four states. After the initial four states, CMS intends to expand the demonstration to include additional IRFs based on the Medicare Administrative Contractor to which those IRFs submit claims. Under the IRF RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of claims submitted to demonstrate compliance with applicable Medicare coverage and clinical documentation requirements. Under the pre-claim review choice, services may begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted and reviewed before the final claim is submitted for payment. Under the post-payment review choice, IRFs would provide services, submit all claims for payment following their normal processes, and then submit required documentation for medical review. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. That percentage will initially be 80% or greater for the first six-month period and eventually increases to 90% or greater in subsequent review cycles. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a random sample. For the review beginning in August 2023, we chose pre-claim review. As of year end 2023, we cannot be certain our claim validation rate will continue to exceed the required percentage for each review cycle, nor can we predict the impact, if any, it may have on the collectability of our Medicare claims over its five-year term. We may ultimately experience decreases in Net operating revenues and in cash flow, or we may incur costs associated with patient care for which the Medicare claim is subsequently denied, any of which could have an adverse effect on our financial position, results of operations, and liquidity.
In January 2020, the HHS-OIG announced an audit to review incentives under the IRF-PPS to discharge patients prematurely to home health agencies. Following this audit, the HHS-OIG announced in December 2021 its recommendation to CMS to establish an IRF transfer payment policy for early discharges to home health care in which the IRF would only receive a per diem rate in lieu of the full case-mix payment. The HHS-OIG estimated the policy could have reduced total Medicare payments to IRFs in 2017 and 2018 by between 6% and 7%. The CMS proposed rule for fiscal year 2023 for the IRF-PPS included a request for comment on a potential change that could be included in future rulemaking. Based on the HHS-OIG report, CMS noted it was considering whether to modify the IRF transfer payment policy to reduce reimbursement for early discharges to home health, similar to how early discharges to acute-care hospitals, skilled nursing facilities, long-term acute-care hospitals, or another IRF, are currently treated under the IRF-PPS. In the final IRF-PPS rule for 2023, CMS acknowledged industry comments on the policy and noted those comments would be taken under advisement for future rulemaking, but neither the proposed nor the final rulemaking for fiscal year 2024 IRF-PPS made reference to a change in the IRF transfer payment policy.
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
•coding and billing for services;
•requirements of the “60% Rule” applicable to inpatient rehabilitation facilities;

•relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws;
•quality of medical care;
•use and maintenance of medical supplies and equipment;
•maintenance and security of patient information and medical records;
•minimum staffing;
•acquisition and dispensing of pharmaceuticals and controlled substances;
•pricing transparency and similar consumer protection rules; and
•disposal of medical and hazardous waste.
The “60% Rule” is a Medicare requirement that at least 60% of an IRF’s patients must have a diagnosis or qualifying comorbidity from at least one of 13 specified medical conditions that typically require intensive therapy and supervision, such as stroke, brain injury, hip fracture, certain neurological conditions, and spinal cord injury. If an IRF does not demonstrate compliance with the 60% Rule by either the presumptive method or through a review of medical records, then its classification as an IRF may be terminated by CMS causing the facility to be paid under the acute-care payment system which would result in reduced reimbursement per discharge. If one or more of our hospitals fails to demonstrate compliance with the 60% Rule and CMS re-classifies it as an acute-care hospital, our revenue and profitability may be materially and adversely affected.
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
Of note, the HHS-OIG periodically updates a work plan that identifies areas of compliance focus. In recent years, the HHS-OIG work plans for IRFs have focused on, among other items, the appropriate utilization of concurrent and group therapy, adverse and temporary patient harm events, and billing error rates for IRFs. In September 2018, the HHS-OIG released a report purporting to identify a high error rate (approximately 80% of claims) among inpatient rehabilitation hospital admissions in a small sample of 220 claims. Based on its findings, the HHS-OIG extrapolated the error rate to the universe of inpatient rehabilitation claims and, among other things, recommended reevaluation of the IRF-PPS. However, that HHS-OIG report involved an extremely small sample size, was not a random sample of cases, included some citations to coverage requirements that did not match actual regulations, appeared to conflate technical documentation requirements with medical necessity determinations, and was at odds with actual MAC reviews of claims during that same timeframe which found substantially lower error rates. On September 15, 2022, the HHS-OIG updated its work plan to conduct a nationwide audit of IRF claims in order to determine the extent to which CMS could clarify the Medicare IRF claim payment criteria. The HHS-OIG expects to issue a report on this in fiscal year 2024. An HHS-OIG work plan, audit or similar future efforts could result in proposed changes to the payment systems for providers or increased denials of Medicare claims for patients notwithstanding the referring physicians’ judgment that treatment is appropriate.
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
On March 4, 2013, we received document subpoenas from an office of the HHS-OIG addressed to four of our hospitals. On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. Those subpoenas requested documents, including copies of patient medical records, related to reimbursement claims submitted during periods ranging from January 2008 through December 2013. The associated investigation led by DOJ was based on whistleblower claims of alleged improper or fraudulent claims submitted to Medicare and Medicaid and requested documents and materials relating to practices, procedures, protocols and policies of certain pre- and post-admissions activities at these hospitals including marketing functions, pre-admission screening, post-admission physician evaluations, patient assessment instruments, individualized patient plans of care, and compliance with the Medicare 60% rule. We settled the DOJ investigation, together with the related qui tam or whistleblower lawsuits, in 2019 for a total payment of $48 million, and we expressly denied any wrongdoing. In return for the settlement payment, the plaintiffs dismissed with prejudice their pending qui tam claims, and DOJ provided Encompass Health and all its subsidiaries with a release from civil liability.
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
Additionally, the federal government is increasingly turning to statistical sampling and extrapolation to expand claims denials and enforcement efforts and advocate for changes in reimbursement policy. Through sampling and extrapolation, the government takes a review of a small number of reimbursement claims and generalizes the results of that review to a much broader universe of claims, which can result in significant increases in the aggregate number and value of claims at issue. Increasing use of extrapolation can be found in payment review audits, such as those conducted by RACs and UPICs. In addition to payment reviews, government agencies may allege compliance violations, including submission of false claims, based on sampling and extrapolation and seek to change reimbursement policy. For example, the HHS-OIG issued a report in September 2018 purporting to identify a high error rate (approximately 80% of claims) among inpatient rehabilitation hospital admissions in a small sample of 220 claims. Based on its findings, the HHS-OIG extrapolated the error rate to the universe of inpatient rehabilitation claims and, among other things, recommended reevaluation of the IRF-PPS. However, the HHS-OIG report involves an extremely small sample size, is not a random sample of cases, includes incorrect references to coverage requirement regulations, appears to conflate technical documentation requirements with medical necessity determinations, and is at odds with actual MAC reviews of claims during that same timeframe which found substantially lower error rates. Notwithstanding the technical statistical flaws that can arise in sampling small groups of claims and the extremely problematic nature of extrapolation in the context of individualized decisions of medical judgment as some courts have noted, sampling and extrapolation pose a growing risk to healthcare providers in the form of more significant claims of overpayments and increased legal costs to defend against these problematic regulatory practices. In a recent federal court case, the Fifth Circuit Court of Appeals ruled in favor of CMS and affirmed the application of extrapolation errors identified in a sample of claims to support larger claims for overpayment. As discussed under “Reimbursement Risks” above, we are currently challenging, among other things, the use of extrapolation in a 2017 UPIC audit. Any associated loss of revenue or increased legal costs could materially and adversely affect our financial position, results of operations, and cash flows.
Efforts to comply with regulatory mandates to increase the use of electronic health data and health system interoperability may lead to enforcement and negative publicity which could adversely affect our business.
For many years, a primary focus of the healthcare industry has been to increase the use of electronic health records, or “EHR,” and the sharing of the health data among providers, payors and other members of the industry. The federal government has been a significant driver of that initiative through rules and regulations. In 2009, as part of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, the federal government set aside $27 billion of incentives for acute-care hospitals and other providers, not including IRFs, to adopt EHR systems. In 2020, CMS and HHS’s Office of the National Coordinator for Health IT (“ONC”) finalized policy changes implementing interoperability, information blocking, and patient access provisions of the 21st Century Cures Act and supporting the MyHealthEData initiative, designed to allow patients to access their health claims information electronically through the application of their choosing. The companion rules will transform the way in which healthcare providers, health information technology developers, health information exchanges/health information networks (“HIEs/HINs”), and health plans share patient information. For example, the ONC rule prohibits healthcare providers, health IT developers, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, also known as “information blocking.” The ONC rule also requires regulated actors to respond to requests for electronic health information in the content and manner requested, with some exceptions. Enforcement of ONC’s and CMS’ new health information access, exchange, and use standards began in 2021, and noncompliance can result in civil monetary penalties, exclusion from participation in federal health care programs and other appropriate “disincentives,” including reductions in Medicare reimbursements. The United States Department of Health and Human Services Office of Civil Rights (“HHS-OCR”) patient right of access initiative, which has similar objectives to the new ONC initiative, such as promoting and enforcing patient access to health information, has led to dozens of settlements of enforcement actions.
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
In September 2019, CMS released a final rule adding additional provider enrollment provisions and creating several new revocation and denial authorities in an attempt to bolster CMS’ efforts to prevent waste, fraud and abuse. This rule requires Medicare and Medicaid providers and suppliers to disclose any current or previous (in the last five years), direct or indirect affiliation with a provider or supplier that has ever had a disclosable event. A disclosable event is any uncollected debt to Medicare or Medicaid, payment suspension under a federal health care program, denial, revocation or termination of enrollment (even if it is under appeal), or exclusion by the HHS-OIG from participation in a federal health care program. The rule also broadens the definition of an affiliation, including many indirect ownership or control situations such as ownership interests in a publicly traded company. If CMS determines an affiliation with a disclosable event poses an undue risk of fraud, waste or abuse, then the provider reporting that affiliation may be subject to exclusion from Medicare. Currently, information regarding uncollected debt, payment suspensions and enrollment actions are not generally available, so obtaining such information on affiliates could prove difficult or impossible in some situations.
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
There are a number of federal, state and local laws, rules and regulations, as well as contractual obligations, relating to the protection, collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information, including protected health information (“PHI”), such as patient medical records. There are also foreign laws, rules and regulations that address these matters and have extraterritorial application. We do not believe we are currently subject to these non-United States regulatory regimes but that could change in the future. Existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being enacted at every level of government in the United States. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our affiliates and other parties with whom we conduct business. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business. We monitor legal developments in data privacy and security regulations at the local, state and federal level, however, the regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.
The management of PHI is subject to several regulations at the federal level, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the HITECH Act. The HIPAA privacy and security regulations protect medical records and other PHI by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information, and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HITECH Act strengthened HIPAA enforcement provisions and authorized state attorneys general to bring civil actions for HIPAA violations. It also permits HHS to conduct audits of HIPAA compliance and impose significant civil monetary penalties even if we did not know and could not reasonably have known about a violation. If we are found to have violated the HIPAA privacy or security regulations or other federal or state laws protecting the confidentiality of patient health or personal information, including but not limited to the HITECH Act, we could be subject to litigation, sanctions, fines, damages and other civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial position, results of operations and liquidity.
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
Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PHI. In recent years, many states have implemented privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of personally identifiable information, which may include PHI. These laws in many cases are more restrictive or impose more obligations than, and may not be preempted by, the HIPAA rules, apply to employees and business contacts as well as patients, and may be subject to new and varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us to additional expense, adverse publicity and liability. We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The U.S. Congress has considered, but not yet passed, several comprehensive federal data privacy bills over the past few years, such as the CONSENT Act, which was intended to be similar to the landmark 2018 European Union General Data Protection Regulation. We expect federal data privacy laws to continue to evolve.
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
In addition, all 50 U.S. states and the District of Columbia have enacted breach notification laws that may require us to notify patients, employees, third parties, regulators and the general public in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states frequently amend existing laws, requiring attention to changing regulatory requirements.
We also may be contractually required to notify patients or other counterparties of a security breach. Although we have contractual protections with many of our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach, including defending class action litigation. Any contractual protections we have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.
Complying with these various laws, rules, regulations and standards could cause us to incur substantial costs that are likely to increase over time, require us to change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered, all of which may have a material adverse effect on our business. Given the rapid development of cybersecurity and data privacy laws, we expect to encounter inconsistent interpretation and enforcement of these laws and regulations, as well as frequent changes to these laws and regulations which may expose us to significant penalties or liability for noncompliance, the possibility of fines, lawsuits (including class action privacy litigation), regulatory investigations, criminal or civil sanctions, audits, adverse media coverage, public censure, other claims, significant costs for remediation and damage to our reputation, or otherwise have a material adverse effect on our business and operations. Any allegations of a failure to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, damage our relationships with patients and business partners and have a material adverse effect on our business.
We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation about patient privacy, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Moreover, from time to time, concerns may be expressed about whether our services or business practices compromise the privacy of patients and others. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses, discourage potential patients from seeking our services and have a material adverse effect on our business.
We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, overtime, living wage and paid-time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.
We are required to comply with all applicable federal, state and locals laws and regulations relating to employment, including occupational safety and health requirements, minimum staffing, wage and hour, overtime and other compensation requirements, employee benefits and other leave and sick pay requirements, proper classification of workers as employee or independent contractors, and immigration and equal employment opportunity laws, among others. These laws and regulations can vary significantly among jurisdictions, can change, and can be highly technical and involve strict liability for noncompliance with a seemingly mundane technical detail. Costs and expenses related to these requirements are a significant operating expense and may increase as laws and regulations change. From time to time, we have been, and expect to continue to be, subject to regulatory proceedings and private litigation, including putative class action lawsuits, concerning our application of various laws, rules and regulations governing employment practices, including wage and hour claims. Some of these actions involve large demands, as well as substantial defense costs. Any failure to comply with these employment-related legal requirements can result in significant penalties or litigation exposure and could have a material adverse effect on our business, financial position, results of operations, and cash flows.
The pricing transparency and similar consumer protection rules could adversely affect our business and results of operations.
Effective January 1, 2021, the hospital price transparency rule requires hospitals to publish on the internet in a consumer-friendly format their standard charges based on negotiated rates for all items and services and up to 300 common shoppable services. Shoppable services are those routinely provided in non-urgent situations and include those ancillary services that customarily accompany the primary service being provided. The charges for an individual item or service to be published include:
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
Effective July 1, 2024, CMS finalized a requirement for hospitals to display their standard charge information by conforming to a CMS template layout, data specifications, and data dictionary, and to improve accessibility of the data on their websites. The hospital will be required to encode its standard charge information in the CMS templates and conform with other specified technical instructions that will be made available in a data dictionary. This transparency rule imposes significant initial and ongoing burdens on hospitals to track and publish various billing information. In the event a hospital fails to comply with the new requirements and does not complete the prescribed corrective action, CMS may impose a civil monetary penalty of between $300 and $5,500 per day. The maximum penalty for violations is more than $2 million per hospital.
Effective January 1, 2022, the federal No Surprises Act imposes additional price transparency requirements, including requiring hospitals to send uninsured or self-pay patients a good faith estimate of the expected charges for treatments, including for attending physicians billing separately, prior to the scheduled stay or upon request. If an uninsured or self-pay patient receives a bill that is substantially greater than the expected charges in the estimate or the provider furnishes an item or service that was not included in the estimate, the patient may initiate a patient-provider dispute resolution process established by regulation. Additionally, HHS may impose penalties of up to $10,000 per violation of the No Surprises Act.
Many states have also passed or are debating legislation establishing price transparency websites, mandating that health plans or hospitals make price information available to consumers, or prohibiting practices associated with surprise billing. These requirements and restrictions vary from state to state. We cannot predict what the adverse effects, if any, of new federal or state pricing transparency and other consumer protection laws or regulations, such as the effect on relations with managed care payors and referral sources, may be for us. Our failure to maintain compliance with these rules could adversely affect our financial position, results of operations, and cash flows.
Other Operational Risks
The proper function, availability, and security of our information systems are critical to our business and failure to maintain proper function, availability, or security of our information systems or protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We are and will remain dependent on the proper function, availability and security of our and third-party information systems, including our electronic clinical information system, referred to as ACE-IT, which plays a substantial role in the operations of the hospitals, and the cloud service providers we directly and indirectly use. We undertake measures to protect the safety and security of our information systems and the data maintained within those systems, and we periodically test the adequacy of our security, business continuity, and disaster recovery measures. We have implemented administrative, technical and physical controls on our systems and devices in an attempt to prevent unauthorized access to that data, which includes patient information subject to the protections of HIPAA and the HITECH Act and other sensitive information. For additional discussion of these laws see Item 1, Business, “Regulation” and our cybersecurity program see Item 1C, Cybersecurity.
We expend significant capital to protect against the threat of security breaches, including cyber attacks, email phishing schemes, malware and ransomware. Substantial additional expenditures may be required to respond to and remediate any problems caused by breaches, including the unauthorized access to or theft of patient data and protected health information stored in our information systems and the introduction of computer malware or ransomware to our systems. We also provide our employees annual training and regular reminders on important measures they can take to prevent breaches and other cyber threats, including phishing schemes. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information and the disruption of healthcare services through the use of advanced persistent threats and ransomware attacks. In recent years, a number of hospitals and hospital systems have reported being victims of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. Large, national healthcare systems have reported ransomware attacks that forced their facilities to operate without access to information systems for some time and, to some extent, inhibited their ability to admit patients. We are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, breach or unavailability of our and our vendors’ information systems, including systems used in acquired operations, and third-party systems we use.
Threat actors continue to attempt to exploit commonly used software and services to gain remote access to a large number of the information systems of the businesses using the software and services. For example, in December 2021, widespread exploitation of a vulnerable logging software installed within commonly used applications, services, and websites gave threat actors the ability to execute code remotely and potentially take control of affected systems. In May 2023, an international ransomware group began exploiting a vulnerability in a prevalent enterprise file transfer tool allowing the group to steal data from thousands of government, public, and business organizations worldwide.
Generally, we, working with our cybersecurity vendors, attempt to monitor various channels and sources to identify vulnerabilities and threats in both third-party vendor software and services as well as our own systems and to mitigate the risks promptly. We also routinely work with industry and governmental cybersecurity partners to identify and combat cyber threats, which are particularly acute in the healthcare industry. When we become aware of threats, we undertake forensic investigations of our systems using all the indicators of compromise identified by leading security experts. Our forensic analysis to date has discovered no indicators of compromise. There can be no assurance that we will identify or adequately mitigate all threats to our systems, particularly in light of the number of well-funded and organized threat actors working to attack healthcare providers and the possibility of zero-day vulnerabilities and exploits yet to be identified.
To date, we are not aware of having experienced a material compromise from a cyber breach or attack. However, given the increasing cybersecurity threats in the healthcare industry, there can be no assurance we will not experience business interruptions; data loss, ransom, misappropriation or corruption, theft, or misuse of proprietary data, patient or other personally identifiable information; or litigation, investigation, or regulatory action related to any of those, any of which could have a material adverse effect on our patient care, ability to admit patients, financial position, and results of operations and harm our business reputation. Moreover, a security breach, or threat thereof, could require that we expend significant resources to repair or improve our information systems and infrastructure and could distract management and other key personnel from performing their primary operational duties. In the case of a material breach or cyber attack, the associated expenses and losses may exceed our current insurance coverage for such events. Some adverse consequences are not insurable, such as reputational harm and third-party business interruption. Failure to maintain proper function, security, or availability of our information systems or protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows. In addition, costs, unexpected problems, and interruptions associated with the implementation or transition to new systems or technology or with adequate support of those systems or technology across numerous hospitals could have a material adverse effect on our business, financial position, results of operations, and cash flows.
The failure of our business partners and vendors to maintain the proper function, availability, or security of their information systems or to protect against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Our business involves sharing of protected health information and other sensitive information among employees and with third-parties, including acute-care hospitals, which are typically referral sources, healthcare service and information vendors, and the federal government, our primary payor. In fact, federal laws and regulations require interoperability among healthcare entities in many circumstances. The use by our employees and healthcare partners of portable devices to facilitate patient care increases the risk of loss, theft or inadvertent disclosure of that information. A compromise of the network security measures or other controls of those businesses, vendors, or governmental agencies and their contractors with whom we interact, including our direct and indirect cloud service providers and CMS, which results in confidential information being accessed, obtained, damaged or used by unauthorized persons, or unavailability of systems necessary to the operation of our business, could impact patient care, claims billing and collection, harm our reputation, and expose us to significant remedial costs as well as regulatory actions (fines and penalties) and claims from patients, financial institutions, regulatory and law enforcement agencies, and other persons, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.
ACE-IT, our enterprise-level clinical information system, is subject to a licensing, implementation, technology hosting, and support agreement with Oracle Cerner Corporation. In addition, we have a number of partners and non-software vendors with whom we share data in order to provide patient care and otherwise operate our business. Our inability, or the inability of our partners or vendors, to continue to secure, maintain and upgrade information systems, software, and hardware could disrupt or reduce the efficiency of our operations, including affecting patient care. On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing of our payment claims for all payors, notified us of a cybersecurity incident affecting some of its systems. To date, we have not identified any compromise or unauthorized access of our systems or networks. The Change Healthcare incident has not affected our operations, except the submission of payment claims. In the event the Change Healthcare service is not restored in a timely fashion, we may experience payment collection delays as we turn to alternative channels to submit claims. For additional discussion of potential impacts from the Change Healthcare incident, see the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. A security breach or other system failure involving Oracle Cerner, Change Healthcare, or another third-party with whom we share data or system connectivity could compromise our patient data or proprietary information or disrupt our ability to operate, including submitting claims for payment, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.
We face intense competition for patients from other healthcare providers.
We operate in the competitive, fragmented inpatient rehabilitation industry. Although we are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. For example, acute-care hospitals, including those owned and operated by large public companies, may choose to expand or begin offering post-acute rehabilitation services. Given that approximately 91% of our hospitals’ admissions come from acute-care hospitals, that increase in competition could materially and adversely affect our admission referrals in the related markets. There are also large acute-care systems that may have more resources available to compete than we have. Other providers of post-acute care services may attempt to become competitors in the future. For example, nursing homes frequently market themselves as offering certain rehabilitation services, even though nursing homes are not required to offer the same level of care, and are not licensed, as hospitals.
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
There can be no assurance this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial position, results of operations, or cash flows. In addition, from time to time, there are efforts in states with certificate of need (“CON”) laws to weaken those laws, which could potentially increase competition in those states. For example, in 2023, South Carolina enacted legislation to repeal CON regulations for several provider types, including IRFs. Conversely, competition and statutory procedural requirements in some CON states may inhibit our ability to expand our operations in those states. For a breakdown of the CON status of the states and territories in which we have operations, see Item 2, Properties.
If we are unable to provide a consistently high quality of care, our business will be adversely impacted.
Providing quality patient care is fundamental to our business. We believe hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare began to impose a financial penalty upon acute-care hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to post-acute providers who can differentiate themselves based upon quality, particularly by achieving low acute-care hospital readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. If we should fail to attain our goals regarding acute-care hospital readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations, and cash flows.
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
Our growth and profitability depend on our ability to establish and maintain close working relationships with patient referral sources and to increase awareness and acceptance of the benefits of inpatient rehabilitation care by our referral sources and their patients. We cannot provide assurance that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships, including because of closures of referral sources in concentrated markets, or our failure to develop new relationships could adversely affect our ability to grow our business and operate profitably.

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
Acute-care hospitals that participate in joint ventures with us may experience operational or financial challenges that, in turn, affect our joint venture inpatient rehabilitation hospitals.
We currently have 63 inpatient rehabilitation hospitals that are owned and operated as joint ventures with acute-care hospitals. In substantially all of these joint ventures, our co-owners are nonprofit hospitals or health systems. The healthcare provider operating environment has become increasingly challenging in recent years because of inflationary pressures, (particularly labor costs), reimbursement pressures, tight credit markets with increasing interest rates, and other operational challenges such as clinical staffing shortages and shifts of some types of care delivery away from the acute-care setting. The continuation of some or all of these conditions together with general weakening economic conditions and increasing federal and state limitations on strategic combinations could subject our joint venture partners to significant operational and financial pressures.
The financial and operational strength, access to credit, and general liquidity of a joint venture partner may affect the growth or performance for the associated inpatient rehabilitation hospital, and in a few instances in the past has done so. Our joint venture partners may be, and in the past some have been, unable or unwilling, at the time of our request, to make capital contributions to fund their proportional shares of operating or capital expenditures that we believe are in the best interest of the joint ventures. The delay or inability of a joint venture to undertake a funding expenditure could affect the growth or performance of that hospital. Should a joint venture partner close its acute-care hospital operating in the market with the joint venture inpatient rehabilitation hospital, we would likely suffer a significant referral disruption or decrease in that market, particularly in smaller markets where the acute-care hospital that is closing is the primary or only hospital.
We have a small number of inpatient rehabilitation hospitals that are located within our joint venture partner’s acute-care hospital. In January 2024, we received notice that one of our joint venture partners intends to close its acute-care hospital in which the joint venture inpatient rehabilitation hospital is located. We closed that joint venture hospital in February and expect to incur a one-time charge of approximately $2-4 million, net of tax and noncontrolling interest, in the first quarter of 2024.
Any of these occurrences or similar occurrences affecting a number of our joint ventures could, in the aggregate, have a material adverse impact on our business and consolidated financial condition, results of operations, and cash flows.

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
Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of each of our locations. The lack of availability of clinical personnel is a significant operating issue facing healthcare providers. The operating conditions associated with the COVID-19 pandemic significantly affected the availability and turnover of clinical staff and, in turn, increased staffing costs. It has been widely reported that the challenging working conditions in healthcare associated with the COVID-19 pandemic have led to prevalent job dissatisfaction among clinicians. Availability of clinical staff, elevated turnover and staffing costs continue to be a challenge for us and other healthcare providers. The availability of staff may be exacerbated if immigration is significantly limited in the future. Staffing shortages or retention concerns in one or more markets in which we operate have required and may again require us to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.
If our staffing costs increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased staffing costs is limited. In particular, if staffing costs rise at an annual rate greater than our net annual market basket update from Medicare, as occurred in 2022 and 2023, or we experience a significant shift in our payor mix to lower rate payors such as Medicaid, our results of operations and cash flows will be adversely affected. Conversely, decreases in reimbursement revenues, such as with sequestration, may limit our ability to increase compensation or benefits to the extent necessary to retain key employees, in turn increasing our turnover and associated costs. Union activity is another factor that may contribute to increased staffing costs. We currently have a minimal number of union employees, so an increase in labor union activity could have a significant impact on our staffing costs. Our failure to recruit and retain qualified clinical personnel, or to control our staffing costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Additionally, we operate in states in which the litigation environment may pose a significant business risk to us. For instance, we have been involved in lawsuits, including putative class actions, brought under California’s Private Attorneys General Act (“PAGA”). Under PAGA, individuals, including aggrieved employees, can bring individual or class-action claims alleging regulatory violations, including alleged violations of employment regulations. Additionally, judges and juries in California have demonstrated a willingness to grant large verdicts to plaintiffs in connection with employment and labor related cases. In 2017, the California Supreme Court held that plaintiffs bringing suit under PAGA are generally entitled to request and receive a significant amount of information from the employer early in the litigation, which creates pressure for employers to settle early to avoid substantial litigation burdens and which has resulted in a significant increase in PAGA claims in recent years.
We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our patients, and a regional or global socio-political, weather or other catastrophic event could severely disrupt our business.
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
Other unforeseen events, including acts of violence, war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargoes, short-term and long-term weather-related events, natural disasters such as earthquakes and floods, whether occurring in the United States or abroad, could restrict or disrupt our operations and negatively affect our results of operations and cash flows. This risk is more acute in regions where we have a large number of hospitals, such as Texas and Florida. For a list of the states in which we have hospital locations, see Item 2, Properties.
Regulatory and other efforts to promote a transition to a lower-carbon economy may result in significant operational and financial challenges for us.
Legislators and regulators at the international, national, regional and local levels have adopted and are expected to continue to adopt legal requirements ultimately designed to reduce greenhouse gas emissions and to promote a transition to a lower-carbon economy. For instance, a number of recently enacted laws and regulations impose on companies broad climate-related disclosure requirements, such as California’s suite of statutes adopted in 2023 known as the “climate accountability package,” to track and report matters associated with greenhouse gas emissions, alternative energy usage, energy conservation, and the transition to a lower-carbon economy. These types of laws and regulations have proliferated in recent years and are likely to continue to do so in the future. These climate-related laws and regulations have increased our costs associated with compliance and are likely to continue to do so in the future. Additionally, the costs that other companies incur to comply with these types of laws and regulations are likely to be passed on to us, which would increase the cost of the goods and services that we purchase from vendors and suppliers. These legal requirements, as well as challenges associated with consumer, investor or lender pressure to change business models and practices, may also lead one or more of our vendors or suppliers to alter, disrupt or cease operations, which may adversely affect our operations. Furthermore, we, as well as our vendors and suppliers, may be required to adopt alternative energy sources or technology that may not yet be reliable or cost effective, which may result in disruptions to our operations. In addition to incremental costs and potential disruptions to our energy supply and broader supply chain, subsidies from the federal government to the renewable energy industry and other climate-related costs incurred by the federal government may increase the national deficit and debt, which would increase the reimbursement risks we face. See “Reimbursement Risks” above.
There are numerous organizations that provide information to investors on corporate governance and related matters, which have developed rating methodologies for evaluating companies on environmental matters, such as greenhouse gas emissions. Such ratings are used by some investors to inform their investment and voting decisions. Those organizations, however, may base their ratings on assumptions regarding our business that are not accurate or otherwise lack an understanding of the inpatient rehabilitation business, such as conflating our hospitals with typically much larger and energy intensive acute-care hospitals, and their ratings may result in decreased demand for our stock or advocacy campaigns that divert management attention from our core business or, if successful, impose additional costs and burdens on us.
The transition to lower greenhouse gas emissions technology; the effects of energy pricing and reliability and changes in public sentiment, regulations, governmental subsidies and deficits, taxes, public mandates or requirements; the increase in climate-related lawsuits and insurance premiums; and the implementation of more robust disaster recovery and business continuity plans are likely to increase the costs to maintain our operations and to divert management attention from our core business, either of which may have an adverse effect on our business, financial position and results of operations.
Financial Risks
We may incur additional indebtedness in the future, and that debt or the associated increased leverage may have negative consequences for our business. The restrictive covenants included in the terms of our indebtedness could affect our ability to execute aspects of our business plan successfully.
As of December 31, 2023, we have approximately $2.4 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $340.1 million in finance leases). See Note 10, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our debt securities permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
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
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Long-term Debt, to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2023, we cannot provide assurance we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings, failure to realize anticipated earnings from acquisitions, or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.
As of December 31, 2023, approximately 67% of our consolidated Property and equipment, net was held by our Company and its guarantor subsidiaries under its credit agreement. See Note 10, Long-term Debt, to the accompanying consolidated financial statements, the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 2, Properties.
Uncertainty in the credit markets could adversely affect our financial condition or our growth opportunities.
In recent years, high yield, investment grade, and sovereign credit markets were affected by geopolitical turmoil, inflationary pressures, and changing central bank policies. These conditions resulted in unsettled credit markets for much of the year. Future market shocks, such as the status of deliberations and legislation to increase the debt ceiling in the United States, could result in reductions in the availability of certain types of debt financing, including access to revolving lines of credit. Future business needs combined with market conditions at the time may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. Tight credit markets, such as might result from further turmoil in the sovereign debt markets, would likely make additional financing more expensive and difficult to obtain. Actions by the United States Federal Reserve system, such as increasing the discount rate, may also increase the interest expense associated with our current or future borrowings. The inability to obtain additional financing at a reasonable cost could have a material adverse effect on our financial condition or our growth opportunities.
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

Item 1B.Unresolved Staff Comments
None.

Item 1C.Cybersecurity
Process for Assessing, Identifying and Managing Material Cybersecurity Risks
The proper function, availability, and security of our and third-party information systems are critical to our business. We have attempted to structure our cybersecurity program and its incident response policies and procedures, including an incident response plan (the “IRP”), around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, which provides best practices to identify, protect from, respond to, and recover from cyber attacks. The cybersecurity program, led by our chief security officer (“CSO”), consists of dedicated internal IT security employees, including the staff of a security operations center, and long-term third-party security service providers. Our IT security staff, led by our CSO, is responsible for our overall information security strategy, policy, security engineering, operations, and cyber threat detection and response. In furtherance of our cybersecurity program, members of our internal security staff participate in industry and governmental cybersecurity cooperative groups, including the Health Information Sharing and Analysis Center (“H-ISAC”) and the FBI’s InfraGard.
Our CSO, who assumed his current role in 2022, has over 10 years of cybersecurity experience with us and over 27 total years of cybersecurity and IT experience across various industries, including telecom, engineering, and finance. He also holds several cybersecurity certifications: GIAC Certified Incident Handler, GIAC Certified Penetration Tester, and Certified Healthcare Information Security Leader. Our CSO reports directly to our chief information officer (“CIO”). Our CIO, who assumed his current role in 2011, has 34 total years of cybersecurity and IT experience. Prior to assuming the role of CIO, he served in senior IT and security roles for us beginning in 2001. As a highly decorated United States Air Force officer, he served as a CIO, regional CIO, and chief technology officer responsible for the USAF health system’s IT worldwide operations. He also served as a senior staff advisor to various levels of the United States Department of Defense’s military health system on strategic matters related to IT policy, procedures, procurement, solutions, and is a subject matter expert on cybersecurity. He has numerous professional certifications and affiliations, including a CERT Certificate in Cybersecurity Oversight from National Association of Corporate Directors’ Cyber-Risk Oversight Program; Certified Information Systems Security Professional; lifetime member, fellow, and previous board member of the College of Health Information Management Executives.
We maintain an inter-departmental privacy and security committee that oversees our programs and initiatives that seek to protect and secure patient information as well as our data and information systems. This committee is responsible for, among other things, administering our incident response policies and procedures and various training and awareness programs that promote good system security practices by employees. This committee consists of our CSO, CIO, deputy CIO, chief privacy officer, and director of information security and compliance as well as in house attorneys responsible for cybersecurity and securities matters. It currently meets monthly and as warranted by privacy and security events.
The IRP sets forth the strategy to prepare for cybersecurity threats and incidents and the processes and procedures to detect, analyze, contain, and recover after any actual or suspected cybersecurity incidents. The IRP also sets forth the internal reporting process for cybersecurity incidents. In the event of the detection of an actual or suspected cybersecurity incident, the IRP provides that our IT security staff score the incident based on established criteria and manage the incident pursuant to the standard operating procedures. Depending on the assessed criticality of the incident and the systems affected, the staff will report an incident to a security triage team, consisting of the security operations incident response lead and several members of the privacy and security committee. Working with our third-party security vendors as needed, the triage team investigates the incident, manages the response, and reports threats and incidents deemed significant to securities counsel. Securities counsel then works with the executive team to assess materiality for the Company. A member of the executive team would inform our board of directors as warranted.
In general terms, under our cybersecurity program, we undertake measures to protect the safety and security of our information systems and the data maintained within those systems. We have implemented administrative, technical and physical controls on our systems and devices in an attempt to prevent unauthorized access and to promote business resilience in the event of that access. Core elements of our program include the real-time monitoring of both our network and external cybersecurity activity by our internal security operations center and our third-party service providers and the procedures for backing up and recovering our systems. We periodically test the adequacy of our security, business continuity, and disaster recovery measures, including an annual tabletop exercise involving representatives from all key functional departments with the Company, our outside cybersecurity legal counsel, and our primary forensic services firm. Our legal and technical advisors direct the exercise and provide feedback on our performance, which is shared with management and our board of directors. We provide our employees annual training and regular reminders on measures they can take to prevent breaches and other cyber threats, including phishing schemes. We participate in the vulnerability scanning service offered by the Cybersecurity and Infrastructure Security Agency on our internet facing systems and engage external security consultants to perform an annual penetration test of our network. Our systems that process electronic protected health information are risk assessed on a quarterly basis against NIST security controls. Additionally, we maintain insurance coverage for cybersecurity incidents.
Third-party Engagement in Connection with our Cybersecurity Program
We maintain engagements with our cybersecurity legal counsel and forensic services firms, each of which has visibility into current events through its client base. We engage throughout the year with not only our security vendors but also H-ISAC, the FBI’s InfraGard, and other communities dedicated to sharing information regarding developing cybersecurity threats.
Third-party IT Vendor Risk Management
Our IT security staff also maintains a third-party IT vendor risk management process. The staff identifies the third parties with whom we contract or otherwise have a relationship involving our network or digital assets that represent an elevated risk based on a detailed rating process. The IT vendor risk management process involves input from various departments, including the affected internal business constituencies, legal, and compliance.
Using a platform endorsed by the H-ISAC, the IT security staff performs risk assessments of third parties that appear to represent the greatest risk to our systems and data. Annually, the privacy and security committee reviews and approves our listing of tier one vendors subject to the assessment. The IT security staff then works with the internal points of contact responsible for the applications, software or systems and the vendors to gather the information necessary to assess the associated risks using common cybersecurity standards and frameworks. Any significant risks identified are shared with the vendors and the compensating controls for those risks are documented in collaboration with the vendors. The internal points of contact and other constituencies then review the results of the assessment process in order to assess the associated value of the product or service against the risk.
Integration into the Overall Risk Management System
Assessing, identifying, and managing cybersecurity related risks are integrated into our overall enterprise risk management (the “ERM”) process. Cybersecurity risks are included in the risk universe that the ERM function evaluates to assess the most significant risks to the Company as a whole. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. Management presents quarterly the ERM risk assessment, including key risk indicators, to our board of directors.
Board Oversight of the Cybersecurity Program and Patient Privacy Matters
Our board of directors has actively sought out experience and expertise among its members to further its oversight of cybersecurity risk. We believe that Messrs. Carmichael and Reidy and Ms. Herman have extensive knowledge and experience in cybersecurity oversight. Mr. Carmichael previously served as chief information officer at multiple companies, and Mr. Reidy directly supervised and oversaw the information security programs at two companies. Ms. Herman has completed the National Association of Corporate Directors’ Cyber-Risk Oversight Program, which is designed to enhance cybersecurity literacy and strengthen cyber-risk oversight practices, and holds a CERT Certificate in Cybersecurity Oversight.
The Compliance and Quality of Care Committee of our board of directors has primary responsibility for oversight of our cybersecurity risk management program. Our CIO provides quarterly reports on our cybersecurity program to that committee and at least annually to our full board. The reports to the committee and the full board include details and metrics on, among other things, our routine vulnerability assessments, internal and external threat intelligence, quarterly NIST framework assessments, quarterly Company-wide phishing exercises and training, device encryption, routine resilience efforts including quarterly disaster recovery exercises, third-party vendor risk management, annual tabletop incident response exercise, annual business continuity exercise, cyber penetration tests, and 23 NIST cyber hygiene controls. Similarly, our chief compliance officer provides quarterly reports to the Compliance and Quality of Care Committee on patient privacy compliance efforts and related matters. The Compliance and Quality of Care Committee and the full board review, and the committee approves, the annual cybersecurity plan that sets out the primary initiatives and internal audits of the IT security function for the upcoming year. Historically, one or more board members have observed and participated in our annual tabletop incident response exercise.
Effects of Cybersecurity Risks on the Company
To date, we are not aware of having experienced a material compromise of our systems or networks from a cybersecurity incident. However, we routinely identify attempts to gain unauthorized access to our systems. Additionally, some of our vendors and business partners have experienced compromises of their information systems, including systems that we use. On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing of our payment claims for all payors, notified us of a cybersecurity incident affecting some of its systems. In response to the incident, both we and Change Healthcare severed those business service connections between our systems and Change Healthcare’s. We promptly conducted forensics on our systems based on the shared information regarding this Change Healthcare incident. As of February 28, 2024, we have not identified any compromise or unauthorized access of our systems or networks. The Change Healthcare incident has not affected our operations, except the submission of payment claims. At this time, we have not determined that this disruption to our submission of claims is likely to materially affect our business strategy, results of operation or financial condition.
Given the increasing cybersecurity threats in the healthcare industry, there can be no assurance we will not experience business interruptions; data loss, ransom, misappropriation or corruption, theft, or misuse of proprietary data, patient or other personally identifiable information; or litigation, investigation, or regulatory action related to any of those, any of which could have a material adverse effect on our patient care, ability to admit patients and to bill and collect for services provided on a timely basis, financial position, and results of operations and could harm our business reputation.
We expend significant capital to protect against cybersecurity threats, including denial of service attacks, email phishing schemes, hacking, advanced persistent threats, malware, and ransomware. Substantial additional expenditures may be required to respond to and remediate any problems caused by cybersecurity incidents, including the unauthorized access to or theft of patient data and protected health information stored in our information systems, the inoperability of our electronic clinical and business systems, and the infiltration or disruption of the information systems of our business partners. In the case of a material cybersecurity incident, the associated expenses and losses and lost revenue may exceed our current insurance coverage for such events. Some adverse consequences may not be insurable, such as reputational harm and third-party business interruption. For further discussion of the risks associated with cyber threats, see Item 1A, Risk Factors, “Other Operational Risks.”
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

The following table sets forth information regarding our hospital locations as of December 31, 2023:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned		Building Owned and Land Leased	Building and Land Leased	Total
Alabama *	457	3		3	1	7
Arizona	396	1		2	3	6
Arkansas	368	3		1	1	5
California	251	4		—	—	4
Colorado	124	1		—	1	2
Delaware *	40	—		1	—	1
Florida	1,373	19		1	—	20
Georgia *	330	5	(1)	1	—	6
Idaho	40	—		1	—	1
Illinois *	205	2		2	—	4
Indiana	98	1		—	—	1
Iowa *	40	1		—	—	1
Kansas	177	1		—	1	2
Kentucky *	343	2		1	—	3
Louisiana	87	2		—	—	2
Maine *	100	—		—	1	1
Maryland *	134	2		—	—	2
Massachusetts *	529	2		—	2	4
Mississippi *	43	—		—	1	1
Missouri *	196	—		2	—	2
Nevada	219	2		—	1	3
New Hampshire	50	—		1	—	1
New Jersey *	199	1		1	1	3
New Mexico	87	1		—	—	1
North Carolina *	68	1		—	—	1
North Dakota	40	—		—	1	1
Ohio	260	2		1	1	4
Oklahoma	100	1		1	—	2
Pennsylvania	690	5		—	4	9
Puerto Rico *	75	—		—	2	2
South Carolina	496	3		4	1	8
South Dakota	40	1		—	—	1
Tennessee *	566	7		3	—	10
Texas	1,812	14		3	10	27
Utah	84	1		—	—	1
Virginia *	297	2		1	3	6
West Virginia *	272	2		2	—	4
Wisconsin	92	1		—	1	2
	10,778	93		32	36	161
*  Hospital certificate of need state or U.S. territory. In 2023, South Carolina enacted legislation to repeal CON laws for several provider types, including inpatient rehabilitation hospitals.

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
Holders
As of February 14, 2024, there were 100,140,031 shares of Encompass Health common stock issued and outstanding, net of treasury shares, held by approximately 6,438 holders of record (participant positions at The Depository Trust Corporation plus record holders).
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
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2023, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. Pursuant to the terms of the equity plans, all share amounts and exercise prices have been adjusted to reflect the spin off of our home health and hospice business on July 1, 2022 and stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options(1)	Number of securities available for future issuance
Plans approved by stockholders	3,354,824	(2)	$49.51	8,204,463	(3)
Plans not approved by stockholders	104,567	(4)		—
Total	3,459,391		$49.51	8,204,463
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
(4)    This amount represents restricted stock units issued under the 2004 Amended and Restated Director Incentive Plan, the material terms of which are described below.
2004 Amended and Restated Director Incentive Plan
The 2004 Amended and Restated Director Incentive Plan (the “2004 Plan”) provided for the grant of common stock, awards of restricted common stock, and the right to receive awards of common stock, which we refer to as “restricted stock units,” to our non-employee directors. The 2004 Plan expired in March 2008 and was replaced by the 2008 Equity Incentive Plan. Some awards remain outstanding. Awards granted under the 2004 Plan at the time of its termination will continue in effect in accordance with their terms. Awards of restricted stock units were fully vested when awarded and will be settled in shares of common stock on the earlier of the six-month anniversary of the date on which the director ceases to serve on the board of directors or certain change in control events. The restricted stock units generally cannot be transferred. Awards are generally protected against dilution in the event of dividends as well as a spin-off stock distribution, stock split, recapitalization, or other major corporate restructuring.
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2023:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2023	545	$64.58	—	198,053,924
November 1 through November 30, 2023	808	62.76	—	198,053,924
December 1 through December 31, 2023	—	—	—	198,053,924
Total	1,353	$63.49	—
(1)Except as noted in the following sentence, the number of shares reported in this column represents shares tendered by an employee as payment of the tax liabilities incident to the vesting of previously awarded shares of restricted stock. In October, 545 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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
Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 35 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee has in prior years used the SPSIHP as a benchmark for a portion of the awards under our long-term incentive program. The graph assumes $100 invested on December 31, 2018 in our common stock and each of the indices. The returns below assume reinvestment of dividends paid on the related common stock. We have paid a quarterly cash dividend on our common stock since October 2013.
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
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Encompass Health Corporation, the S&P 500 Index, and the S&P Health Care Services Select Industry Index

$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Encompass Health Corporation
S&P 500
SPSIHP

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2018	2019	2020	2021	2022	2023
Encompass Health Corporation	100.00	114.26	138.73	111.12	130.10	146.52
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
SPSIHP	100.00	119.18	159.48	175.42	140.90	148.19
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
In addition, management’s discussion and analysis of our results of operations and cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021 may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 27, 2023.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate hospitals in 37 states and Puerto Rico, with concentrations in Florida and Texas. As of December 31, 2023, we operate 161 inpatient rehabilitation hospitals. For additional information about our business, see Item 1, Business and Item 1A, Risk Factors, of this report.
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
2023 Overview
During 2023, Net operating revenues increased 10.4% over 2022 due primarily to volume growth and increased pricing. See the “Results of Operations” section of this Item for additional information.
We continued our development and expansion efforts in 2023. We:
•began operating our new 51-bed inpatient rehabilitation hospital and 22-bed hospital-in-hospital satellite in Knoxville, Tennessee with our joint venture partner Covenant Health in March 2023;

•began operating our new 36-bed inpatient rehabilitation hospital in Eau Claire, Wisconsin with our joint venture partner Hospital Sisters Health System in March 2023(3);
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
•began operating our new 40-bed inpatient rehabilitation hospital in Prosper, Texas in November 2023;
•began operating our new 56-bed inpatient rehabilitation hospital in Fitchburg, Wisconsin in November 2023;
•continued our capacity expansions by adding 46 new beds to existing hospitals; and
•announced or continued the development of the following hospitals:

	Number of New Beds
	2024(2)	2025(2)	2026(2)
Kissimmee, Florida	50	—	—
Atlanta, Georgia(1)	40	—	—
Johnston, Rhode Island	50	—	—
Fort Mill, South Carolina	39	—	—
Louisville, Kentucky(1)	40	—	—
Houston, Texas	61	—	—
Daytona Beach, Florida	—	50	—
Fort Myers, Florida(1)	—	60	—
Lake Worth, Florida	—	50	—
Concordville, Pennsylvania	—	50	—
Norristown, Pennsylvania	—	50	—
Wildwood, Florida	—	50	—
Athens, Georgia(1)	—	40	—
St. Petersburg, Florida	—	50	—
Palm Beach Gardens, Florida	—	—	50
Amarillo, Texas	—	—	50
Danbury, Connecticut	—	—	40
(1) Expected joint venture
(2) Opening dates are tentative
(3) In January 2024, we received notice that our joint venture partner intends to close its acute-care hospital in which the joint venture inpatient rehabilitation hospital is located. We closed that joint venture hospital in February and expect to incur a one-time charge of approximately $2-4 million, net of tax and noncontrolling interest, in the first quarter of 2024.
We increased the strength and flexibility of our balance sheet as well as augmented returns from investments in operations with shareholder distributions via common stock dividends. For additional information, see the “Liquidity and Capital Resources” section of this Item.

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
The healthcare industry faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2025. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our ability to adapt to changes in reimbursement, sustain our business model, and grow through de novo and bed additions. See also Item 1, Business, “Competitive Strengths” and “Strategy and 2024 Strategic Priorities.”
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
As part of its annual rulemaking process for various healthcare provider categories, CMS adopts IRF reimbursement rate changes effective from October through the following September. On July 27, 2023, CMS released its notice of final rulemaking for fiscal year 2024 for IRFs (the “2024 IRF Rule”) under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). Based on our analysis that utilizes, among other things, the acuity of our patients annualized over a twelve-month period ended June 30, 2023, our experience with outlier payments over this same time frame, and other factors, we believe the 2024 IRF Rule will result in a net increase to our Medicare payment rates of approximately 3.3% effective October 1, 2023.
Congress also regularly adopts legislation that directly affects Medicare reimbursement. These reimbursement changes can result in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments for IRF services. For example, the Patient Protection and Affordable Care Act (the “ACA”) enacted in 2010 provided for specific reductions to healthcare providers’ annual reimbursement rate updates and other payment policy changes. The Budget Control Act of 2011 provides for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through mid-fiscal year 2032 unless Congress and the President take further action. In response to the public health emergency associated with the COVID-19 pandemic, Congress and the President suspended sequestration through March 31, 2022. Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. The Congressional Budget Office estimated that the American Rescue Plan Act of 2021 would result in budget deficits necessitating a 4% reduction in Medicare program payments under the Statutory PAYGO, but subsequent legislation enacted by Congress suspended until 2025 the Statutory PAYGO reductions that would have gone into effect. There can be no assurance that future federal rulemaking and legislation will not result in reimbursement freezes or reductions, or reimbursement increases that are less than the increases we experience in our costs of operation.
In addition to direct changes to Medicare reimbursement rates, other federal regulatory and legislative actions affect healthcare generally and our business specifically. For example, the ACA also included provisions intended to promote alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives, including the Bundled Payments for Care Improvement Initiative Advanced (“BPCI Advanced”) and the Comprehensive Care for Joint Replacement (“CJR”) program. Likewise, CMS regulatory proposals can affect our operations. On December 14, 2020, CMS announced a five-year review choice demonstration for inpatient rehabilitation services (the “IRF RCD”). The IRF RCD began in Alabama in August 2023. CMS intends to expand this demonstration to Pennsylvania, Texas, and California but has not yet announced the timing for doing so. The IRF RCD affects the process in which we submit, and receive reimbursement for, Medicare claims. Under the IRF RCD, 100% of Medicare reimbursement claims are reviewed for compliance with applicable coverage and clinical documentation requirements. We elected to participate initially in the pre-claim review option under IRF RCD. The pre-claim review request with required documentation must be submitted and reviewed before the final claim is submitted for payment. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. That percentage will initially be 80% or greater for the first six-month period and eventually increases to 90% or greater in subsequent review cycles. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a random sample. As of year end 2023, we cannot be certain our claim validation rate will continue to exceed the required percentage for each review cycle, nor can we predict the impact, if any, the IRF RCD may have on our volumes or the collectability of our Medicare claims over its five-year term.
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
As discussed in Item 1, Business, healthcare will almost certainly be the subject of significant regulatory and legislative changes regardless of party in control of the executive and legislative branches of state and federal governments. We will continue to evaluate these laws and regulations and position the Company for this industry shift. Based on our track record, we believe we can adapt to regulatory and industry changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.
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
•Recruiting and Retaining High-Quality Personnel. Recruiting and retaining qualified personnel, including management, for our inpatient hospitals remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of providing high-quality, cost-effective care. Additionally, our operations have been affected and may in the future be affected by staffing shortages. In recent years, staffing shortages and competition have resulted in increased labor costs, including significant sign-on and shift bonuses, and increased use of contract labor. See Item 1A, Risk Factors, for further discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs and constrain our ability to take new patients.
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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2023	2022	2021
Medicare	65.0%	65.3%	64.4%
Medicare Advantage	16.2%	15.1%	15.2%
Managed care	11.1%	11.6%	12.1%
Medicaid	4.0%	4.2%	4.1%
Other third-party payors	0.9%	0.9%	1.1%
Workers' compensation	0.5%	0.6%	0.6%
Patients	0.3%	0.4%	0.5%
Other income	2.0%	1.9%	2.0%
Total	100.0%	100.0%	100.0%
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

Our Results
Our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In Millions)
Net operating revenues	$4,801.2	$4,348.6	$4,014.9	10.4%	8.3%
Operating expenses:
Salaries and benefits	2,600.1	2,393.3	2,127.3	8.6%	12.5%
Other operating expenses	719.1	670.4	595.9	7.3%	12.5%
Occupancy costs	56.3	54.7	59.0	2.9%	(7.3)%
Supplies	218.3	202.1	184.2	8.0%	9.7%
General and administrative expenses	201.7	154.3	169.5	30.7%	(9.0)%
Depreciation and amortization	273.9	243.6	219.6	12.4%	10.9%
Total operating expenses	4,069.4	3,718.4	3,355.5	9.4%	10.8%
Loss on early extinguishment of debt	—	1.4	1.0	(100.0)%	40.0%
Interest expense and amortization of debt discounts and fees	143.5	175.7	164.3	(18.3)%	6.9%
Other (income) expense	(15.7)	5.2	(7.5)	(401.9)%	(169.3)%
Equity in net income of nonconsolidated affiliates	(3.2)	(2.9)	(3.4)	10.3%	(14.7)%
Income from continuing operations before income tax expense	607.2	450.8	505.0	34.7%	(10.7)%
Provision for income tax expense	132.2	100.1	101.9	32.1%	(1.8)%
Income from continuing operations	475.0	350.7	403.1	35.4%	(13.0)%
(Loss) income from discontinued operations, net of tax	(12.0)	15.2	114.1	(178.9)%	(86.7)%
Net income	463.0	365.9	517.2	26.5%	(29.3)%
Less: Net income attributable to noncontrolling interests included in continuing operations	(111.0)	(93.6)	(103.2)	18.6%	(9.3)%
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(1.3)	(1.8)	(100.0)%	(27.8)%
Less: Net and comprehensive income attributable to noncontrolling interests	(111.0)	(94.9)	(105.0)	17.0%	(9.6)%
Net income attributable to Encompass Health	$352.0	$271.0	$412.2	29.9%	(34.3)%
Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2023	2022	2021
Operating expenses:
Salaries and benefits	54.2%	55.0%	53.0%
Other operating expenses	15.0%	15.4%	14.8%
Occupancy costs	1.2%	1.3%	1.5%
Supplies	4.5%	4.6%	4.6%
General and administrative expenses	4.2%	3.5%	4.2%
Depreciation and amortization	5.7%	5.6%	5.5%
Total operating expenses	84.8%	85.5%	83.6%

Additional information regarding our operating results is as follows:

	For the Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$4,693.8	$4,251.6	$3,918.0	10.4%	8.5%
Outpatient and other	107.4	97.0	96.9	10.7%	0.1%
Net operating revenues	$4,801.2	$4,348.6	$4,014.9	10.4%	8.3%
	(Actual Amounts)
Discharges	229,480	211,116	197,639	8.7%	6.8%
Net patient revenue per discharge	$20,454	$20,139	$19,824	1.6%	1.6%
Outpatient visits	120,835	138,644	161,070	(12.8)%	(13.9)%
Average length of stay (days)	12.4	12.7	12.8	(2.4)%	(0.8)%
Occupancy %	72.1%	70.9%	70.0%	1.7%	1.3%
# of licensed beds	10,778	10,356	9,924	4.1%	4.4%
Occupied beds	7,771	7,342	6,947	5.8%	5.7%
Full-time equivalents (FTEs) - internal	25,850	24,080	22,834	7.4%	5.5%
Contract labor FTEs	425	547	359	(22.3)%	52.4%
Total FTEs*	26,275	24,627	23,193	6.7%	6.2%
Employees per occupied bed	3.38	3.35	3.34	0.9%	0.3%
*    FTEs included in the above table represent our employees who participate in or support the operations of our hospitals and include FTEs related to contract labor.
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
2023 Compared to 2022
Net Operating Revenues
Our consolidated Net operating revenues increased during 2023 compared to 2022 primarily due to increased volumes and favorable pricing. Discharge growth included a 4.8% increase in same-store discharges. Discharge growth from new stores during 2023 compared to 2022 resulted from our joint ventures in Shiloh, Illinois (February 2022), Cape Coral, Florida (June 2022), Moline, Illinois (August 2022), Grand Forks, North Dakota (August 2022), Naples, Florida (September 2022), Knoxville, Tennessee (March 2023), Eau Claire, Wisconsin (March 2023), Owasso, Oklahoma (March 2023), Bowie, Maryland (June 2023), and Columbus Georgia (September 2023), as well as wholly owned hospitals in St. Augustine, Florida (March 2022), Libertyville, Illinois (March 2022), Lakeland, Florida (May 2022), Jacksonville, Florida (June 2022), and Clermont, Florida (April 2023).
Growth in net patient revenue per discharge in 2023 compared to 2022 primarily resulted from an increase in reimbursement rates partially offset by an increase in revenue reserves, the resumption of sequestration on April 1, 2022 and the change in patient mix. Revenue reserves increased during 2023 compared to 2022 as a result of an approximate $22 million reserve recorded in the fourth quarter of 2023 related to appeals pending before the Departmental Appeals Board and various federal district courts. For additional details on this reserve, see Item 1A, Risk Factors, “Reimbursement Risks,” and Note 1,

Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements.
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
Salaries and benefits increased in 2023 compared to 2022 primarily due to salary and benefit cost increases for our employees and increased patient volumes, including an increase in the number of FTEs as a result of our development activities. Salaries and benefits decreased as a percent of Net operating revenues during 2023 compared to 2022 primarily due to decreases in both contract labor and sign-on and shift bonuses partially offset by the increase in revenue reserves discussed above. Total contract labor and sign-on and shift bonuses were $137.0 million in 2023 as compared to $204.3 million in 2022.
Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, non-income related taxes, professional fees, utilities, insurance, and repairs and maintenance.
Other operating expenses increased during 2023 compared 2022 primarily due to increased provider taxes of approximately $15 million and higher costs resulting from our development activities. Other operating expenses decreased as a percent of Net operating revenues during 2023 compared to 2022 primarily due to higher volumes.
Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. Specifically, these costs include personal protective equipment (“PPE”), pharmaceuticals, food, syringes, bandages, and other similar items.
Supplies increased during 2023 compared to 2022 primarily due to higher costs for food and medical supplies.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, human resources, corporate accounting, legal services, and internal audit and controls that are managed from our home office in Birmingham, Alabama. These expenses also include stock-based compensation expenses.
General and administrative expenses increased in terms of dollars and as a percent of Net operating revenues during 2023 compared to 2022 primarily due to higher incentive compensation costs and the mark-to-market adjustments on our non-qualified deferred compensation plan.
Depreciation and Amortization
Depreciation and amortization increased during 2023 compared to 2022 due to our capital investments throughout 2022 and 2023. Depreciation and amortization in 2023 included $6.1 million related to the accelerated amortization of the remaining carrying value of certificate of need (“CON”) assets in South Carolina. In May 2023, the governor of South Carolina signed into law S.164, which repealed the requirement of certain healthcare providers to obtain and/or maintain a CON.
See “Executive Overview” section of this Item for information related to our development activity. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees in 2023 compared to 2022 primarily resulted from the $20.5 million consent solicitation fee paid to bond holders in June 2022 related to the Spin Off of Enhabit, lower interest rate on our revolving credit facility, and the extinguishment of the term loan facilities in June 2022. Cash paid for interest approximated $148 million and $178 million in 2023 and 2022, respectively. For additional information, see Note 10, Long-term Debt, to the accompanying consolidated financial statements.

Provision for Income Tax Expense
Our Provision for income tax expense increased in 2023 compared to 2022 primarily due to higher Income from continuing operations before income tax expense.
The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) included provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property, and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the year ended December 31, 2023 and 2022, although it impacted the timing of cash payments for taxes.
Our cash payments for income taxes approximated $107 million and $50 million, net of refunds, in 2023 and 2022, respectively. These payments were based on estimates of taxable income. We estimate we will pay approximately $145 million to $165 million of cash income taxes, net of refunds, in 2024. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2024. In 2023 and 2022, current income tax expense was $128.3 million and $72.2 million, respectively.
In certain jurisdictions, we do not expect to generate sufficient income to use all of the available state net operating losses and foreign tax credits prior to their expiration. This determination is based on our evaluation of all available evidence in these jurisdictions including results of operations during the preceding three years, our forecast of future earnings, and prudent tax planning strategies. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable tax jurisdiction, if the timing of future tax deductions differs from our expectations, or pursuant to changes in state and foreign tax laws and rates.
See Note 16, Income Taxes, to the accompanying consolidated financial statements and the “Critical Accounting Estimates” section of this Item.
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during 2023 compared to 2022 resulted from increased profitability from certain existing joint venture hospitals partially offset by the ramp up of new joint venture de novo locations and a $2.2 million reduction to Net income attributable to noncontrolling interests related to the accelerated amortization of the remaining carrying value of our CON assets in South Carolina (discussed above). See the “Executive Overview” section of this Item for additional information on our joint venture de novo locations.
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
Suppliers pass along rising costs to us in the form of higher prices. For example, we experienced higher prices for our medical supplies (including PPE) and food as a result of the COVID-19 pandemic, and we continue to experience higher costs in the recent inflationary environment. Our supply chain efforts and our continual focus on monitoring and actively managing medical supplies and pharmaceutical costs have enabled us to accommodate increased pricing related to supplies and other operating expenses over the past few years. However, we cannot predict our ability to cover future cost increases including increase in the cost of PPE.
It should be noted that we have little or no ability to pass on these increased costs associated with providing services to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates.
See Item 1A, Risk Factors, for additional information.
Relationships and Transactions with Related Parties
Related party transactions were not material to our operations in 2023, 2022, or 2021, and therefore, are not presented as a separate discussion within this Item.

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
See Note 10, Long-term Debt, to the accompanying consolidated financial statements, for additional information.
Current Liquidity
As of December 31, 2023, we had $69.1 million in Cash and cash equivalents. This amount excludes $35.1 million in Restricted cash and $126.2 million of restricted marketable securities ($37.6 million included in Other current assets and $88.6 million included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 5, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2023, we had approximately $968 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2023, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for 2023 and the interest rate in effect under our credit agreement during the three-month period ended December 31, 2023, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for the entire year, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing our payment claims for all payors, notified us of a cybersecurity incident. In response to the incident, both we and Change Healthcare severed those business service connections between our systems and Change Healthcare’s. The Change Healthcare incident has not affected our operations, except our ability to submit payment claims. In the event the Change Healthcare service is not restored in a timely fashion, we may experience payment collection delays as we turn to alternative channels to submit claims. As of the date hereof, the incident has affected six business days of billings and could, depending on the timing of Change Healthcare restoring its service or our full implementation of alternative claims submission arrangements, result in an increase in our patient accounts receivable balances and a decrease in our Net cash provided by operating activities in the first quarter of 2024. We would expect to fund any increase in working capital resulting from the billing and payment disruption through cash on hand and draws on our revolving credit facility, which had an available balance of approximately $968 million as of the date hereof.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2027, and our bonds all mature in 2025 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of December 31, 2023.

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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities of continuing operations (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$866.8	$653.5	$564.7
Net cash used in investing activities	(602.8)	(623.5)	(547.1)
Net cash used in financing activities	(197.2)	(660.8)	(229.9)
Increase (decrease) in cash, cash equivalents, and restricted cash	$66.8	$(630.8)	$(212.3)
2023 Compared to 2022
Operating activities. The increase in Net cash provided by operating activities of continuing operations during 2023 compared to 2022 primarily resulted from an increase in Net income which was driven by growth in Net operating revenues, and an increase in payroll accruals.
Investing activities. The decrease in Net cash used in investing activities of continuing operations during 2023 compared to 2022 primarily resulted from decreased purchases of restricted investments.
Financing activities. The decrease in Net cash used in financing activities of continuing operations during 2023 compared to 2022 primarily resulted from a decrease in net debt payments and dividends paid on common stock. Net debt payments in 2022 included the full repayment of both the $250 million outstanding balance of the revolving credit facility and approximately $236 million of the term loan as part of the Spin Off. See Note 10, Long-term Debt, to the accompanying consolidated financial statements, for additional information related to our debt, and the “Authorizations for Returning Capital to Stakeholders” section of this Item for additional information related to our dividends.
Contractual Obligations
Our consolidated contractual obligations as of December 31, 2023 are as follows (in millions):

	Total	Current	Long-term
Long-term debt, excluding finance lease obligations (a)	$2,372.5	$3.2	$2,369.3
Interest on long-term debt (b)	578.8	117.9	460.9
Finance lease obligations (c)	505.1	46.3	458.8
Operating lease obligations (d)	300.2	37.0	263.2
Purchase obligations (e)	146.3	40.3	106.0
Total	$3,902.9	$244.7	$3,658.2
(a)Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 10, Long-term Debt, to the accompanying consolidated financial statements.
(b)Interest on our fixed rate debt is presented using the stated interest rate. Interest pertaining to our bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line (see Note 8, Leases, and Note 10, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.

(c)Amounts include interest portion of future minimum finance lease payments.
(d)We lease approximately 9% of our hospitals as well as other property and equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 8, Leases, to the accompanying consolidated financial statements.
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2023, we made capital expenditures of approximately $583 million for property, equipment, and intangible assets. During 2024, we expect to spend approximately $580 million to $610 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $185 million to $195 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects.
Authorizations for Returning Capital to Stakeholders
In October 2022, February 2023, May 2023, July 2023, and October 2023, our board of directors declared cash dividends of $0.15 per share that were paid in January 2023, April 2023, July 2023, October 2023, and January 2024, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, and (2) either (a) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x and our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.50x or (b) our leverage ratio remains in compliance with the leverage ratio covenant and there is capacity under the Available Amount as defined in the credit agreement. The terms of our Senior Notes (defined below) indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 10, Long-term Debt, to the accompanying consolidated financial statements.
On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of December 31, 2023, approximately $198 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Supplemental Guarantor Financial Information
Our indebtedness under our credit agreement and the the 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028, 4.75% Senior Notes due 2030, and 4.625% Senior Notes due 2031, (collectively, the “Senior Notes”) are guaranteed by certain consolidated subsidiaries. These guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. The Senior Notes are guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt. The other subsidiaries of Encompass Health do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-guarantor subsidiaries”).

Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries.

For the Year Ended December 31, 2023
(In Millions)
Net operating revenues	$3,034.3
Intercompany revenues generated from non-guarantor subsidiaries	91.3
Total net operating revenues	$3,125.6

Operating expenses	$2,660.7
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	33.6
Total operating expenses	$2,694.3

Income from continuing operations	$219.7
Net income	$207.7
Net income attributable to Encompass Health	$207.7

As of December 31, 2023
(In Millions)
Total current assets	$562.2

Property and equipment, net	$2,219.0
Goodwill	902.6
Intercompany receivable due from non-guarantor subsidiaries	193.8
Other noncurrent assets	468.7
Total noncurrent assets	$3,784.1

Total current liabilities	$496.1

Long-term debt, net of current portion	$2,604.7
Other noncurrent liabilities	339.5
Total noncurrent liabilities	$2,944.2
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
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$850.8	$705.8	$715.8
Interest expense and amortization of debt discounts and fees	143.5	175.7	164.3
Gain (loss) on sale of investments, excluding impairments	4.6	(15.5)	3.8
Equity in net income of nonconsolidated affiliates	3.2	2.9	3.4
Net income attributable to noncontrolling interests in continuing operations	(111.0)	(93.6)	(103.2)
Amortization of debt-related items	(9.5)	(9.7)	(7.8)
Distributions from nonconsolidated affiliates	(1.6)	(4.0)	(2.6)
Current portion of income tax expense	128.3	72.2	84.5
Change in assets and liabilities	(50.3)	30.4	109.9
Cash used in (provided by) operating activities of discontinued operations	16.0	(52.3)	(151.1)
State regulatory change impact on noncontrolling interests	(2.2)	—	—
Change in fair market value of equity securities	(0.7)	7.4	(0.6)
Adjusted EBITDA	$971.1	$819.3	$816.4

Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2023	2022	2021
Net income	$463.0	$365.9	$517.2
Loss (income) from discontinued operations, net of tax, attributable to Encompass Health	12.0	(15.2)	(114.1)
Net income attributable to noncontrolling interests included in continuing operations	(111.0)	(93.6)	(103.2)
Provision for income tax expense	132.2	100.1	101.9
Interest expense and amortization of debt discounts and fees	143.5	175.7	164.3
Loss on early extinguishment of debt	—	1.4	1.0
Loss on disposal or impairment of assets	9.8	4.8	1.2
Depreciation and amortization	273.9	243.6	219.6
Stock-based compensation	50.6	29.2	29.1
State regulatory change impact on noncontrolling interests	(2.2)	—	—
Change in fair market value of equity securities	(0.7)	7.4	(0.6)
Adjusted EBITDA	$971.1	$819.3	$816.4
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
The table below shows a summary of our net accounts receivable balances as of December 31, 2023 and 2022. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to the accompanying consolidated financial statements.

	As of December 31,
	2023	2022
	(In Millions)
Current:
0 - 30 Days	$444.5	$381.9
31 - 60 Days	66.5	48.0
61 - 90 Days	23.9	22.0
91 - 120 Days	14.1	16.3
120 + Days	50.8	56.6
Patient accounts receivable	599.8	524.8
Other accounts receivable	11.8	12.0
	611.6	536.8
Noncurrent patient accounts receivable	20.9	73.3
Accounts receivable	$632.5	$610.1
Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding, pre-payment claim reviews by our respective MACs, and reimbursement claims audits by governmental or other payors and their agents. As of December 31, 2023 and 2022, $21.0 million and $73.6 million, respectively, of our patient accounts receivable represented denials that were under review or audit. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying consolidated financial statements of this report.
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

Net self-insurance reserves as of December 31, 2023:
As reported, with 50% statistical confidence level	148.1
With 70% statistical confidence level	157.9
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
In the fourth quarter of 2023, we performed our annual evaluation of goodwill and determined no adjustment to impair goodwill was necessary. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we continue to believe our inpatient rehabilitation unit is not at risk for any impairment charges.
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
During the year ended December 31, 2023, we decreased our valuation allowance by $7.4 million. As of December 31, 2023, we had a remaining valuation allowance of $28.4 million which primarily related to unusable foreign tax credits generated by our operations in Puerto Rico. We determined it was necessary to maintain a valuation allowance on our foreign tax credits due to uncertainties related to our ability to utilize a portion of these credits before they expire. The amount of the valuation allowance has been determined based on the weight of all available evidence, as described above, including management’s estimates of taxable income over the periods in which the related deferred tax assets will be recoverable.
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
Item 7A.Quantitative and Qualitative Disclosures about Market Risk
HCS, Ltd., our wholly owned insurance captive maintains positions in investment securities for other than trading purposes, which, as of December 31, 2023, had a fair market value of approximately $126 million. Changes in the value of these securities is recorded in the accompanying consolidated statements of comprehensive income. During the year ended December 31, 2023, we recorded an unrealized gain of $1.3 million pertaining to these securities. For additional information, see Note 5, Cash and Marketable Securities, and Note 13, Fair Value Measurements, to the accompanying consolidated financial statements. Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use a sensitivity analysis model to evaluate the impact of interest rate changes on our variable rate debt. As of December 31, 2023, no amount was outstanding on our primary variable rate debt.
The fair value of our fixed rate debt is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy, and is summarized as follows (in millions):

	December 31, 2023		December 31, 2022
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
5.75% Senior Notes due 2025
Carrying Value	$348.5	$—	$347.7	$—
Unamortized debt discount and fees	1.5	—	2.3	—
Principal amount	350.0	349.3	350.0	347.7
4.50% Senior Notes due 2028
Carrying Value	785.0	—	781.8	—
Unamortized debt discount and fees	15.0	—	18.2	—
Principal amount	800.0	763.6	800.0	726.7
4.75% Senior Notes due 2030
Carrying Value	781.5	—	779.0	—
Unamortized debt discount and fees	18.5	—	21.0	—
Principal amount	800.0	755.0	800.0	703.7
4.625% Senior Notes due 2031
Carrying Value	391.5	—	390.6	—
Unamortized debt discount and fees	8.5	—	9.4	—
Principal amount	400.0	369.4	400.0	342.2

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
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information
Insider Trading Arrangements
None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None applicable.

PART III
We expect to file a definitive proxy statement relating to our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2024 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10.Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Items of Business Requiring Your Vote—Proposal 1—Election of Directors,” “Corporate Governance and Board Structure—Corporate Governance—Code of Ethics,” —Insider Trading Policy,” “—Board Structure and Committees—Audit Committee,” “—Board Composition and Director Nomination Process—Director Nominees Proposed by Stockholders,” and “Executive Officers.”
Item 11.Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Corporate Governance and Board Structure—Compensation of Directors,” “Compensation and Human Capital Committee Matters,” and “Executive Compensation,” except as to the information under the “Pay vs. Performance” caption which is only required to be disclosed in the proxy statement pursuant to Item 402(v) of Regulation S-K.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Executive Compensation—Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13.Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Corporate Governance and Board Structure—Director Independence” and “Certain Relationships and Related Transactions.”
Item 14.Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2024 Proxy Statement under the caption “Items of Business Requiring Your Vote—Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.Exhibits and Financial Statement Schedules
Financial Statements
See the accompanying index on page F-1 for a list of financial statements filed as part of this report.
Financial Statement Schedules
None.
Exhibits
See Exhibit Index immediately following page F-49 of this report.
Item 16.Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS HEALTH CORPORATION

By:	/s/ MARK J. TARR
Mark J. Tarr
President and Chief Executive Officer

Date:	February 28, 2024

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

Signature	Capacity	Date

/s/ MARK J. TARR	President and Chief Executive Officer and Director	February 28, 2024
Mark J. Tarr

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 28, 2024
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 28, 2024
Andrew L. Price

/s/ DONALD L. CORRELL	Chairman of the Board of Directors	February 28, 2024
Donald L. Correll

/s/ GREG D. CARMICHAEL	Director	February 28, 2024
Greg D. Carmichael

/s/ JOHN W. CHIDSEY	Director	February 28, 2024
John W. Chidsey

/s/ Edward M. CHRISTIE III	Director	February 28, 2024
Edward M. Christie III

/s/ JOAN E. HERMAN	Director	February 28, 2024
Joan E. Herman

/s/ LESLYE G. KATZ	Director	February 28, 2024
Leslye G. Katz

/s/ PATRICIA A. MARYLAND	Director	February 28, 2024
Patricia A. Maryland

/s/ KEVIN J. O’CONNOR	Director	February 28, 2024
Kevin J. O’Connor

/s/ CHRISTOPHER R. REIDY	Director	February 28, 2024
Christopher R. Reidy

/s/ NANCY M. SCHLICHTING	Director	February 28, 2024
Nancy M. Schlichting

/s/ TERRANCE WILLIAMS	Director	February 28, 2024
Terrance Williams

Item 15.Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Encompass Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Encompass Health Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Patient Accounts Receivable - Contractual Allowances and Uncollectible Amounts

As described in Notes 1 and 6 to the consolidated financial statements, revenues are recognized (or measured) using the input method as therapy, nursing, and auxiliary services are provided based on management’s estimate of the respective transaction price. Management’s estimate of the transaction price includes estimates of price concessions for such items as contractual allowances, potential adjustments that may arise from payment and other reviews, and uncollectible amounts. Revenues recognized are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related patient accounts receivable. Factors considered by management in determining the estimated transaction price include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Management assumes these factors will remain consistent with the experience for patients discharged in similar time periods for the same payor classes. The Company’s consolidated accounts receivable balance is $632.5 million as of December 31, 2023. Management estimates the allowance for uncollectible amounts based on the aging of accounts receivable, historical collection experience for each type of payor, and other relevant factors. As disclosed by management, changes in general economic conditions are also considered.

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

Valuation of Patient Accounts Receivable - Denied Claims

As described in Note 1 to the consolidated financial statements, the Company’s Medicare claims have been subject to review by Medicare Administrative Contractors (“MACs”) under various programs such as “widespread probes” and the Targeted Probe and Educate initiative. The MACs reviews have resulted in denial of payment for claims billed under certain diagnosis codes. While the Company generally appeals most of the denials of claims by the MACs, the Medicare appeals adjudication process, which is administered by the Office of Medicare Hearings and Appeals (“OMHA”), has been subject to significant delay resulting in a backlog of claims awaiting adjudication. As of December 31, 2023, there were approximately $38.3 million in denied claims that were under review or audit. As disclosed in Note 1, the Company’s historical experience and success in the adjudication of these appeals is a component of management’s estimate of the transaction price.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 28, 2024

We have served as the Company’s auditor since 2003.

Encompass Health Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2023	2022	2021
	(In Millions, Except Per Share Data)
Net operating revenues	$4,801.2	$4,348.6	$4,014.9
Operating expenses:
Salaries and benefits	2,600.1	2,393.3	2,127.3
Other operating expenses	719.1	670.4	595.9
Occupancy costs	56.3	54.7	59.0
Supplies	218.3	202.1	184.2
General and administrative expenses	201.7	154.3	169.5
Depreciation and amortization	273.9	243.6	219.6
Total operating expenses	4,069.4	3,718.4	3,355.5
Loss on early extinguishment of debt	—	1.4	1.0
Interest expense and amortization of debt discounts and fees	143.5	175.7	164.3
Other (income) expense	(15.7)	5.2	(7.5)
Equity in net income of nonconsolidated affiliates	(3.2)	(2.9)	(3.4)
Income from continuing operations before income tax expense	607.2	450.8	505.0
Provision for income tax expense	132.2	100.1	101.9
Income from continuing operations	475.0	350.7	403.1
(Loss) income from discontinued operations, net of tax	(12.0)	15.2	114.1
Net and comprehensive income	463.0	365.9	517.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(111.0)	(93.6)	(103.2)
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(1.3)	(1.8)
Less: Net and comprehensive income attributable to noncontrolling interests	(111.0)	(94.9)	(105.0)
Net and comprehensive income attributable to Encompass Health	$352.0	$271.0	$412.2

Weighted average common shares outstanding:
Basic	99.5	99.2	99.0
Diluted	101.3	100.4	100.2
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$3.63	$2.58	$3.02
Discontinued operations	(0.12)	0.14	1.13
Net income	$3.51	$2.72	$4.15
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$3.59	$2.56	$2.99
Discontinued operations	(0.12)	0.14	1.12
Net income	$3.47	$2.70	$4.11

Amounts attributable to Encompass Health:
Income from continuing operations	$364.0	$257.1	$299.9
(Loss) income from discontinued operations, net of tax	(12.0)	13.9	112.3
Net income attributable to Encompass Health	$352.0	$271.0	$412.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2023	2022
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$69.1	$21.8
Restricted cash	35.1	31.6
Accounts receivable	611.6	536.8
Prepaid expenses	34.5	34.9
Other current assets	91.5	92.1
Total current assets	841.8	717.2
Property and equipment, net	3,301.0	2,939.2
Operating lease right-of-use assets	208.5	212.5
Goodwill	1,281.3	1,263.2
Intangible assets, net	278.2	282.3
Other long-term assets	191.6	222.1
Total assets(1)	$6,102.4	$5,636.5
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$24.8	$25.2
Current operating lease liabilities	24.1	25.6
Accounts payable	170.0	132.9
Accrued payroll	207.5	168.3
Accrued interest payable	42.6	42.8
Other current liabilities	187.4	181.1
Total current liabilities	656.4	575.9
Long-term debt, net of current portion	2,687.8	2,741.8
Long-term operating lease liabilities	196.1	199.7
Self-insured risks	131.8	128.5
Deferred income tax liabilities	87.0	83.0
Other long-term liabilities	46.1	45.7
Total liabilities(1)	3,805.2	3,774.6
Commitments and contingencies
Redeemable noncontrolling interests	42.0	35.6
Shareholders’ equity:
Encompass Health shareholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 115,416,676 in 2023; 114,775,056 in 2022	1.2	1.1
Capital in excess of par value	1,787.0	1,730.2
Accumulated income	406.5	115.7
Treasury stock, at cost (15,163,909 shares in 2023 and 14,992,125 shares in 2022)	(547.2)	(536.7)
Total Encompass Health shareholders’ equity	1,647.5	1,310.3
Noncontrolling interests	607.7	516.0
Total shareholders’ equity	2,255.2	1,826.3
Total liabilities(1) and shareholders’ equity	$6,102.4	$5,636.5
(1)Our consolidated assets as of December 31, 2023 and December 31, 2022 include total assets of variable interest entities of $207.7 million and $207.8 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of December 31, 2023 and December 31, 2022 include total liabilities of the variable interest entities of $42.2 million and $47.9 million, respectively. See Note 4, Variable Interest Entities.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity

	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated (Deficit) Income	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
December 31, 2020	99.4	$1.1	$2,326.6	$(242.3)	$(497.4)	$382.0	$1,970.0
Net income	—	—	—	412.2	—	96.0	508.2
Receipt of treasury stock	(0.2)	—	—	—	(16.4)	—	(16.4)
Dividends declared ($1.12 per share)	—	—	(83.8)	(28.1)	—	—	(111.9)
Stock-based compensation	—	—	32.8	—	—	—	32.8
Distributions declared	—	—	—	—	—	(87.8)	(87.8)
Capital contributions from consolidated affiliates	—	—	—	—	—	72.5	72.5
Other	0.3	—	14.0	—	(7.4)	(17.0)	(10.4)
December 31, 2021	99.5	1.1	2,289.6	141.8	(521.2)	445.7	2,357.0
Net income	—	—	—	271.0	—	87.7	358.7
Receipt of treasury stock	(0.1)	—	—	—	(7.7)	—	(7.7)
Dividends declared ($0.86 per share)	—	—	(11.1)	(75.2)	—	—	(86.3)
Stock-based compensation	—	—	31.7	—	—	—	31.7
Distributions declared	—	—	—	—	—	(99.5)	(99.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	100.1	100.1
Spin off of Enhabit, Inc.	—	—	(595.7)	(221.9)	—	(28.4)	(846.0)
Other	0.4	—	15.7	—	(7.8)	10.4	18.3
December 31, 2022	99.8	1.1	1,730.2	115.7	(536.7)	516.0	1,826.3
Net income	—	—	—	352.0	—	102.7	454.7
Receipt of treasury stock	(0.1)	—	—	—	(8.2)	—	(8.2)
Dividends declared ($0.60 per share)	—	—	0.5	(61.2)	—	—	(60.7)
Stock-based compensation	—	—	50.6	—	—	—	50.6
Distributions declared	—	—	—	—	—	(110.0)	(110.0)
Capital contributions from consolidated affiliates	—	—	—	—	—	100.5	100.5
Other	0.6	0.1	5.7	—	(2.3)	(1.5)	2.0
December 31, 2023	100.3	$1.2	$1,787.0	$406.5	$(547.2)	$607.7	$2,255.2
The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022	2021
	(In Millions)
Cash flows from operating activities:
Net income	$463.0	$365.9	$517.2
Loss (income) from discontinued operations, net of tax	12.0	(15.2)	(114.1)
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	273.9	243.6	219.6
Amortization of debt-related items	9.5	9.7	7.8
Loss on early extinguishment of debt	—	1.4	1.0
Equity in net income of nonconsolidated affiliates	(3.2)	(2.9)	(3.4)
Distributions from nonconsolidated affiliates	1.6	4.0	2.6
Stock-based compensation	50.6	29.2	29.1
Deferred tax expense	3.9	27.9	17.4
Other, net	5.2	20.3	(2.6)
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	(22.4)	(16.9)	(39.5)
Prepaid expenses and other assets	6.1	8.0	(41.8)
Accounts payable	11.8	2.3	15.6
Accrued payroll	39.2	(31.2)	(30.4)
Other liabilities	15.6	7.4	(13.8)
Net cash (used in) provided by operating activities of discontinued operations	(16.0)	52.3	151.1
Total adjustments	375.8	355.1	312.7
Net cash provided by operating activities	850.8	705.8	715.8
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(583.1)	(584.1)	(545.7)
Purchases of restricted investments	(23.0)	(35.2)	(9.0)
Other, net	3.3	(4.2)	7.6
Net cash used in investing activities of discontinued operations	—	(3.5)	(119.2)
Net cash used in investing activities	(602.8)	(627.0)	(666.3)
(Continued)

Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2023	2022	2021
	(In Millions)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(7.2)	(345.8)	(214.5)
Principal borrowings on notes	20.0	11.8	—
Borrowings on revolving credit facility	60.0	240.0	300.0
Payments on revolving credit facility	(115.0)	(385.0)	(100.0)
Principal payments under finance lease obligations	(41.1)	(19.2)	(44.6)
Debt amendment and issuance costs	(0.1)	(24.1)	—
Dividends paid on common stock	(60.4)	(99.0)	(112.2)
Distributions paid to noncontrolling interests of consolidated affiliates	(114.7)	(96.6)	(101.1)
Taxes paid on behalf of employees for shares withheld	(8.2)	(7.3)	(14.6)
Contributions from noncontrolling interests of consolidated affiliates	68.3	64.1	57.2
Other, net	1.2	0.3	(0.1)
Net cash provided by (used in) financing activities of discontinued operations	—	515.1	(10.2)
Net cash used in financing activities	(197.2)	(145.7)	(240.1)
Increase (decrease) in cash, cash equivalents, and restricted cash	50.8	(66.9)	(190.6)
Cash, cash equivalents, and restricted cash at beginning of year	53.4	120.3	310.9
Cash, cash equivalents, and restricted cash at end of year	$104.2	$53.4	$120.3

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$21.8	$49.4	$185.6
Restricted cash at beginning of period	31.6	62.5	63.9
Restricted cash included in other long-term assets at beginning of period	—	0.4	21.5
Cash, cash equivalents, and restricted cash in discontinued operations at beginning of period	—	8.0	39.9
Cash, cash equivalents, and restricted cash at beginning of period	$53.4	$120.3	$310.9

Cash and cash equivalents at end of period	$69.1	$21.8	$49.4
Restricted cash at end of period	35.1	31.6	62.5
Restricted cash included in other long-term assets at end of period	—	—	0.4
Cash, cash equivalents, and restricted cash in discontinued operations at end of period	—	—	8.0
Cash, cash equivalents, and restricted cash at end of period	$104.2	$53.4	$120.3

Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(147.7)	$(178.4)	$(168.4)
Income tax refunds	2.7	1.0	1.8
Income tax payments	(109.3)	(51.2)	(131.4)

Supplemental schedule of noncash investing and financing activities:
Accrued purchases of property, equipment, and intangible assets	$26.7	$(3.5)	$6.9
Joint venture contributions	32.2	28.6	15.2
The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies:
Organization and Description of Business—
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. We operate hospitals in 37 states and Puerto Rico, with concentrations in Florida and Texas. As of December 31, 2023, we operate 161 inpatient rehabilitation hospitals. We are the sole owner of 98 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 63 jointly owned hospitals.
Basis of Presentation and Consolidation—
The accompanying consolidated financial statements of Encompass Health and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America and include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control, and, when applicable, entities in which we have a controlling financial interest. Certain prior year amounts may have been reclassified for comparative purposes to conform to the current-year financial statement presentation.
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
• minimum staffing;
•acquisition and dispensing of pharmaceuticals and controlled substances;
•pricing transparency and similar consumer protection rules; and
•disposal of medical and hazardous waste.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Medicare	$3,126.1	$2,843.1	$2,589.6
Medicare Advantage	776.1	654.6	609.6
Managed care	531.4	505.2	484.5
Medicaid	190.7	183.3	163.1
Other third-party payors	41.8	39.5	46.0
Workers’ compensation	25.8	24.7	23.1
Patients	14.9	16.6	19.3
Other income	94.4	81.6	79.7
Total	$4,801.2	$4,348.6	$4,014.9
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The Centers for Medicare & Medicaid Services (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information an overpayment, fraud, or willful misrepresentation exists. If CMS suspects payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing prior notice to us. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”) or the United States Department of Justice (the “DOJ”). Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations, and cash flows.
Pursuant to legislative directives and authorizations from Congress, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. As a matter of course, we undertake significant efforts through training and education to ensure compliance with Medicare requirements. However, audits have in the past led and may in the future lead to assertions we have been underpaid or overpaid by Medicare or submitted improper claims in some instances. Audits also require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid. In some circumstances auditors assert the authority to extrapolate denial rationales to large pools of claims not actually audited, which could increase the impact of the audit. We cannot predict when or how these audit programs will affect us.
Medicare Administrative Contractors (“MACs”), under programs known as “widespread probes,” have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. We dispute, or “appeal,” most of these denials. As discussed above, our historical experience and success in the adjudication of these appeals is a component of our estimate of transaction price. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”) and has been subject to significant delay resulting in a backlog of claims awaiting adjudication. Beginning in March 2020, OMHA increased the frequency of hearings and the number of claims set at each hearing, which we believe adds to the substantive and procedural deficiencies in the appeals process. During 2022, the backlog of “widespread probe” claims adjudicated by the administrative law judge (“ALJ”) continued and were substantially resolved. This OMHA practice resulted in a reduction in our success in the adjudication of these appeals, but have increased the pace of recovery of these claims. We have appealed certain adverse ALJ rulings to the Department Appeals Board (“DAB”), the final level of administrative review. As of December 31, 2023, approximately $31 million in denied claims are awaiting review at the DAB. In addition, we have appealed approximately $7 million in claims denied by the DAB pending review by the United States district courts as of December 31, 2023.
During the fourth quarter of 2023, we recorded an additional reserve totaling $21.9 million related to appeals pending before the DAB and several federal district courts. The increase in reserve was driven primarily by an increase in unfavorable adjudication outcomes experienced at the DAB during the second half of 2023 and largely offsets the remaining net carrying value of these claims. These appeals relate primarily to claims denied prior to 2018. This adjustment does not impact our reserve methodology for ongoing claims audit programs, including TPE and IRF RCD (defined and discussed below). We will continue to pursue ongoing appeals before the DAB and federal district courts where economically beneficial.
Under CMS’s Targeted Probe and Educate (“TPE”) program, MACs use data analysis to identify healthcare providers with high claim error rates and items and services that have high national error rates. Once a MAC selects a provider for claims review, the initial volume of claims review is limited to 20 to 40 claims. The TPE program includes up to three rounds of claims review if necessary with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action, which may include extrapolation of error rates to a broader universe of claims or referral to a UPIC or RAC (defined below). We cannot predict the impact of the TPE program on our ability to collect claims on a timely basis.
On December 14, 2020, CMS announced a five-year review choice demonstration for inpatient rehabilitation services (the “IRF RCD”). The IRF RCD began in Alabama in August 2023. CMS intends to expand this demonstration to Pennsylvania, Texas, and California but has not yet announced the timing for doing so. The IRF RCD affects the process in which we submit, and receive reimbursement for, Medicare claims. Under the IRF RCD, 100% of Medicare reimbursement claims are reviewed for compliance with applicable coverage and clinical documentation requirements. We elected to participate initially in the pre-claim review option under IRF RCD. The pre-claim review request with required documentation

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
must be submitted and reviewed before the final claim is submitted for payment. If a certain percentage of the claims reviewed are found to be valid, the inpatient rehabilitation facility (“IRF”) may then opt out of the 100% review. That percentage will initially be 80% or greater for the first six-month period and eventually increases to 90% or greater in subsequent review cycles. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a random sample. As of year end 2023, we cannot be certain our claim validation rate will continue to exceed the required percentage for each review cycle, nor can we predict the impact, if any, the IRF RCD may have on our volumes or the collectability of our Medicare claims over its five-year term and ultimately our financial position, results of operations, and cash flows.
In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to IRFs, we received requests from 2013 to 2023 to review certain patient files for discharges occurring from 2010 to 2023. These RAC audits are focused on identifying Medicare claims that may contain improper payments. RAC contractors must have CMS approval before conducting these focused reviews which cover issues ranging from billing documentation to medical necessity. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
CMS has also established other types of contractors, including the Unified Program Integrity Contractors (“UPICs”) and the Supplemental Medical Review Contractor (“SMRC”). The UPICs conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the DOJ. Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the error as a result of UPIC audits. We have, from time to time, received UPIC record requests which have resulted in claim denials on paid claims. We have appealed substantially all UPIC denials arising from these audits using the same process we follow for appealing other denials by contractors. As of December 31, 2023, we have appealed $18.0 million of overpayment determination related to one UPIC audit to the DAB, challenging both the denials and the improper use of extrapolation. It is not possible to predict when this matter will be resolved or the ultimate outcome. The SMRC conducts nationwide medical reviews of Medicare claims to determine compliance with coverage, coding, payment, and billing requirements. During the first quarter of 2023, the SMRC initiated a review of claims from March 2020 through December 2020 totaling approximately $21 million. We have received initial results for the claims under review and, as of December 31, 2023, approximately 87% of these have been approved with approximately $3 million under appeal.
To date, the Medicare claims that are subject to these post-payment audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2023. Because we have confidence in the medical judgment of both the referring and admitting physicians who assess the treatment needs of their patients, we have appealed substantially all claim denials arising from these audits using the same process we follow for appealing denials by MACs. Due to the delays announced by CMS in the related adjudication process discussed above, we believe the resolution of any claims that are subsequently denied as a result of these claim audits could take several years. In addition, because we have limited experience with UPICs and RACs in the context of claims reviews of this nature, we cannot provide assurance as to the timing or outcomes of these disputes. As such, we make estimates for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for denials by MACs. During 2023, 2022, and 2021, our adjustment to Net operating revenues for claims that are part of this post-payment claims review process was not material.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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

	As of December 31,
	2023	2022
Medicare	57.6%	57.9%
Managed care and other discount plans, including Medicare Advantage	32.3%	31.1%
Medicaid	4.0%	4.4%
Other third-party payors	2.7%	3.4%
Workers' compensation	2.5%	2.2%
Patients	0.9%	1.0%
Total	100.0%	100.0%
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
which the obligation for those payments was incurred. In general, we do not account for lease and non-lease components separately for purposes of establishing right-of-use assets and lease liabilities.
Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize lease expense for these leases on a straight-line basis over the lease term.
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
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2023, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of comprehensive income, were $6.1 million, $6.3 million, and $5.6 million in each of the years ended December 31, 2023, 2022, and 2021, respectively.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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
Encompass Health and its corporate subsidiaries file a consolidated federal income tax return. Some subsidiaries consolidated for financial reporting purposes are not part of the consolidated group for federal income tax purposes and file separate federal income tax returns. State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations. Partnerships, limited liability companies, and other pass-through entities we consolidate or account for using the equity method of accounting file separate federal and state income tax returns. We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes. We included the activity of Enhabit, Inc. and its subsidiaries in our consolidated and combined tax filings for 2022 up through the date of the Spin Off, which is defined and described in Note 2, Spin Off of Home Health and Hospice Business. Subsequent to the Spin Off, Enhabit, Inc. and its subsidiaries are no longer included in our consolidated and combined filings.
Assets and Liabilities in and Results of Discontinued Operations—
We report the disposal of the component, or group of components, as discontinued operations only when it represents a strategic shift that has, or will have, a major effect on our operations and financial results. In the period a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled (Loss) income from discontinued operations, net of tax. In addition, we classify the assets and liabilities of those components as current and noncurrent assets and liabilities within Other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in our consolidated balance sheets. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Recent Accounting Pronouncements—
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires all public entities, including entities with a single reportable segment, to provide disclosure of (1) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, (2) the amount and description of the composition of other segment items which reconcile to segment profit or loss, and (3) the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and allocating resources. ASU 2023-07 is effective for our annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025. Early adoption is permitted with retrospective application required for all prior periods presented in the financial statements. We are currently evaluating the requirements of this standard and any potential impact it may have on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which intends to improve the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are required to apply the guidance prospectively but have the option to apply it retrospectively. We are currently evaluating the requirements of this standard and any potential impact it may have on our consolidated financial statements.
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
In accordance with applicable accounting guidance, the historical results of Enhabit have been presented as discontinued operations and, as such, have been excluded from continuing operations for the years ended December 31, 2022 and 2021. Our presentation of discontinued operations excludes any allocation of general corporate and overhead costs as well as interest expense. Prior to July 1, 2022, we operated under two reporting segments. We now operate under a single reporting segment. In anticipation of the Spin Off, Enhabit transferred the “Encompass” trade name (net book value of $104.2 million) to us during the second quarter of 2022.
In connection with the Spin Off, on June 30, 2022, we entered into several agreements with Enhabit that govern the relationship of the parties following the Spin Off, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement.
Under the terms of the arrangement, we have provided certain transition services to Enhabit predominately consisting of certain finance, information technology, human resources, employee benefits and other administrative services. Some of those services may be provided for a period of up to two years after the Spin Off. For the years ended December 31, 2023 and 2022, income related to these transition services was $2.9 million and $2.1 million, respectively. These amounts were reflected as reductions to General and administrative expenses in our consolidated statements of comprehensive income.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table presents the results of operations of Enhabit as discontinued operations (in millions):

	For the Year Ended December 31,
	2022	2021
Net operating revenue	$542.3	$1,106.6
Operating expenses:
Salaries and benefits	376.4	759.2
Other operating expenses	47.5	89.7
Occupancy costs	11.0	21.2
Supplies	11.7	25.1
General and administrative expenses	59.3	27.9
Depreciation and amortization	16.7	36.9
Total operating expenses	522.6	960.0
Interest expense and amortization of debt discounts and fees	0.2	0.3
Other income	—	(4.8)
Equity in net income of nonconsolidated affiliates	—	(0.6)
Income from discontinued operations before income taxes	19.5	151.7
Provision for income tax expense	4.3	37.6
Income from discontinued operations, net of tax	15.2	114.1
Less: Net income attributable to noncontrolling interests included in discontinued operations	(1.3)	(1.8)
Net income attributable to Encompass Health included in discontinued operations	$13.9	$112.3
Transaction costs of $56.7 million and $22.9 million incurred during the years ended December 31, 2022 and 2021, respectively, are included in general and administrative expenses in the table above and in (Loss) income from discontinued operations, net of tax, in the consolidated statements of comprehensive income. These charges primarily related to third-party advisory, consulting, legal and professional services, that were associated with the Spin Off.
During 2023, we incurred legal costs of $15.8 million related to ongoing litigation against former executive officers of our home health and hospice business. These costs are included in (Loss) income from discontinued operations, net of tax, in the consolidated statements of comprehensive income.
3.Business Combinations:
2023 Acquisitions
During 2023, we completed the following acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.
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
We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired hospitals from the respective dates of acquisition. Assets acquired were recorded at their estimated fair values as

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
of the acquisition date. Estimated fair values were based on various valuation methodologies including: an income approach using discounted cash flow techniques for the noncompete intangible assets; an income approach utilizing the relief from royalty method for the trade name intangible assets; and an income approach utilizing the excess earnings method for the certificates of need intangible assets. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital. The excess of the fair value of the consideration conveyed over the fair value of the assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired units’ historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets. The goodwill recorded as a result of these transactions that is deductible for federal income tax purposes is $7.4 million.
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
The fair value of the assets acquired at the acquisition dates were as follows (in millions):

Property and equipment, net	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 3 years)	0.5
Trade names (useful lives of 20 years)	1.8
Certificates of need (useful lives of 20 years)	10.6
Goodwill	18.1
Total assets acquired	$31.1
Information regarding the net cash paid for the acquisitions during 2023 is as follows (in millions):

Fair value of assets acquired	$13.0
Goodwill	18.1
Fair value of noncontrolling interest owned by joint venture partner	(31.1)
Net cash paid for acquisitions	$—
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from the dates of acquisitions included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the dates of the acquisitions been January 1, 2022 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to December 31, 2023	$—	$—
Combined entity: Supplemental pro forma from 01/01/2023-12/31/2023 (unaudited)	4,812.8	353.9
Combined entity: Supplemental pro forma from 01/01/2022-12/31/2022 (unaudited)	4,379.4	274.5
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2022 reporting period.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
2022 Acquisitions
During 2022, we completed the following acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.
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
2021 Acquisitions
During 2021, we completed the following acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.
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
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned-acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2021 (in millions):

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
4.Variable Interest Entities:
As of December 31, 2023 and December 31, 2022, we consolidated eight limited partnership-like entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of December 31, 2023. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheets, are as follows (in millions):

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.2
Accounts receivable	36.7	34.0
Other current assets	5.0	6.7
Total current assets	41.9	40.9
Property and equipment, net	128.8	129.0
Operating lease right-of-use assets	1.4	1.7
Goodwill	15.9	15.9
Intangible assets, net	1.2	1.5
Other long-term assets	18.5	18.8
Total assets	$207.7	$207.8
Liabilities
Current liabilities:
Current portion of long-term debt	$0.9	$0.8
Current operating lease liabilities	—	0.4
Accounts payable	7.6	7.0
Accrued payroll	9.4	8.2
Other current liabilities	9.3	15.7
Total current liabilities	27.2	32.1
Long-term debt, net of current portion	13.6	14.5
Long-term operating lease liabilities	1.4	1.3
Total liabilities	$42.2	$47.9
5.Cash and Marketable Securities:
The components of our investments as of December 31, 2023 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$69.1	$35.1	$—	$104.2
Equity securities	—	—	126.2	126.2
Total	$69.1	$35.1	$126.2	$230.4

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The components of our investments as of December 31, 2022 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$21.8	$31.6	$—	$53.4
Equity securities	—	—	110.0	110.0
Total	$21.8	$31.6	$110.0	$163.4
Restricted Cash—
Restricted cash consisted of the following (in millions):

	As of December 31,
	2023	2022
Current:
Affiliate cash	$17.7	$12.9
Self-insured captive funds	17.1	17.3
Other	0.3	1.4
Total restricted cash	$35.1	$31.6
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
Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. HCS insures a substantial portion of Encompass Health’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2023, $37.6 million of restricted marketable securities are included in Other current assets and $88.6 million are included in Other long-term assets in the consolidated balance sheet. As of December 31, 2022, $30.9 million of restricted marketable securities are included in Other current assets and $79.1 million are included in Other long-term assets in the consolidated balance sheet. During the years ended December 31, 2023, 2022, and 2021, $1.3 million, $(7.4) million, and $0.6 million, respectively, of unrealized net gains (losses) were recognized in our consolidated statements of comprehensive income on marketable securities still held at the reporting date.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
6.Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2023	2022
Current:
Patient accounts receivable	$599.8	$524.8
Other accounts receivable	11.8	12.0
	611.6	536.8
Noncurrent patient accounts receivable	20.9	73.3
Accounts receivable	$632.5	$610.1
Because the resolution of claims that are part of Medicare audit programs can take several years, we review the patient receivables that are part of this adjudication process to determine their appropriate classification as either current or noncurrent. Amounts considered noncurrent are included in Other long-term assets in our consolidated balance sheets. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” for additional information.
7.Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2023	2022
Land	$294.0	$286.1
Buildings	3,402.8	3,019.8
Leasehold improvements	316.8	281.5
Vehicles	5.3	4.5
Furniture, fixtures, and equipment	723.3	647.2
	4,742.2	4,239.1
Less: Accumulated depreciation and amortization	(1,872.2)	(1,659.4)
	2,870.0	2,579.7
Construction in progress	431.0	359.5
Property and equipment, net	$3,301.0	$2,939.2
As of December 31, 2023, approximately 67% of our consolidated Property and equipment, net held by Encompass Health Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 10, Long-term Debt, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”
Depreciation expense was $215.7 million, $187.3 million, and $160.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Interest capitalized was $13.5 million, $10.5 million, and $8.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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
The components of lease costs are as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Operating lease cost	$40.9	$38.7	$46.7
Finance lease cost:
Amortization of right-of-use assets	25.7	27.5	28.0
Interest on lease liabilities	26.2	29.0	30.7
Total finance lease cost	51.9	56.5	58.7
Short-term and variable lease cost	2.9	5.2	3.1
Sublease income	(3.3)	(2.9)	(3.1)
Total lease cost	$92.4	$97.5	$105.4
Supplemental consolidated balance sheet information related to leases is as follows (in millions):

		As of December 31,
	Classification	2023	2022
Assets
Operating lease	Operating lease right-of-use assets	$208.5	$212.5
Finance lease (1)	Property and equipment, net	247.2	272.9
Total leased assets		$455.7	$485.4

Liabilities
Current liabilities:
Operating lease	Current operating lease liabilities	$24.1	$25.6
Finance lease	Current portion of long-term debt	21.6	19.5
Noncurrent liabilities:
Operating lease	Long-term operating lease liabilities	196.1	199.7
Finance lease	Long-term debt, net of current portion	318.5	340.3
Total leased liabilities		$560.3	$585.1
(1)    Finance lease assets are recorded net of accumulated amortization of $171.6 million and $145.8 million as of December 31, 2023 and 2022, respectively.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

	As of December 31,
	2023	2022
Weighted Average Remaining Lease Term
Operating lease	9.5 years	9.3 years
Finance lease	10.7 years	11.6 years
Weighted Average Discount Rate
Operating lease	6.3%	6.2%
Finance lease	7.7%	7.7%
Maturities of lease liabilities as of December 31, 2023 are as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$37.0	$46.3
2025	39.2	47.0
2026	37.4	47.9
2027	35.6	47.4
2028	34.6	46.4
2029 and thereafter	116.4	270.1
Total lease payments	300.2	505.1
Less: Interest portion	(80.0)	(165.0)
Total lease liabilities	$220.2	$340.1
Supplemental cash flow information related to our leases is as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39.0	$40.5	$45.0
Operating cash flows from finance leases	27.1	29.7	31.0
Financing cash flows from finance leases	41.1	19.2	44.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$26.2	$48.7	$26.9
Finance leases	21.4	1.0	46.4

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
9.Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill (in millions):

Amount
Goodwill as of December 31, 2020	$1,228.2
Acquisitions	8.8
Goodwill as of December 31, 2021	1,237.0
Acquisitions	26.2
Goodwill as of December 31, 2022	1,263.2
Acquisitions	18.1
Goodwill as of December 31, 2023	$1,281.3
Goodwill increased in 2021, 2022 and 2023 as a result of our acquisitions of inpatient rehabilitation operations. For additional information on these acquisitions, see Note 3, Business Combinations.
We performed impairment reviews as of October 1, 2023, 2022, and 2021 and concluded no Goodwill impairment existed. As of December 31, 2023, we had no accumulated impairment losses related to Goodwill.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2023	$120.9	$(43.1)	$77.8
2022	120.4	(41.5)	78.9
Licenses:
2023	$65.7	$(55.4)	$10.3
2022	65.7	(54.3)	11.4
Noncompete agreements:
2023	$66.7	$(62.0)	$4.7
2022	66.2	(60.2)	6.0
Trade name - Encompass:
2023	$135.2	$—	$135.2
2022	135.2	—	135.2
Trade names - all other:
2023	$39.3	$(22.2)	$17.1
2022	37.5	(20.8)	16.7
Internal-use software:
2023	$198.6	$(166.4)	$32.2
2022	183.2	(150.3)	32.9
Market access assets:
2023	$13.2	$(12.3)	$0.9
2022	13.2	(12.0)	1.2
Total intangible assets:
2023	$639.6	$(361.4)	$278.2
2022	621.4	(339.1)	282.3
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Amortization expense	$32.5	$28.8	$31.2
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2024	$21.3
2025	15.7
2026	13.3
2027	11.6
2028	10.8

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
10.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2023	2022
Credit Agreement—
Advances under revolving credit facility	$—	$55.0
Bonds payable—
5.75% Senior Notes due 2025	348.5	347.7
4.50% Senior Notes due 2028	785.0	781.8
4.75% Senior Notes due 2030	781.5	779.0
4.625% Senior Notes due 2031	391.5	390.6
Other notes payable	66.0	53.1
Finance lease obligations	340.1	359.8
	2,712.6	2,767.0
Less: Current portion	(24.8)	(25.2)
Long-term debt, net of current portion	$2,687.8	$2,741.8
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2024	$24.8	$24.8
2025	381.9	380.5
2026	29.2	29.2
2027	43.2	43.2
2028	831.7	816.8
Thereafter	1,445.3	1,418.1
Total	$2,756.1	$2,712.6
As a result of the redemptions discussed below, we recorded a $1.4 million and $1.0 million Loss on early extinguishment of debt in 2022 and 2021, respectively. There were no redemptions resulting in a Loss on early extinguishment of debt during 2023.
Senior Secured Credit Agreement—
The credit agreement provides for a $1 billion revolving credit facility, with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which mature in October 2027. The credit agreement previously provided for a $270 million term loan commitment, the outstanding amount of which was repaid in June 2022.
Amounts drawn on the revolving credit facility bear interest at a rate per annum of, at our option, (1) secured overnight financing rate (“SOFR”) or (2) the higher of (a) Barclays Bank PLC’s prime rate and (b) the federal funds rate plus 0.5%, in each case, plus, in each case, an applicable margin that varies depending upon our leverage ratio. We are also subject to a commitment fee of 0.25% or 0.30%, depending on our leverage ratio, per annum on the daily amount of the unutilized commitments under the revolving credit facility. The current interest rate on SOFR borrowings under the credit agreement includes a credit spread of 1.25%.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The credit agreement contains affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio. Under one such negative covenant, we are restricted from paying common stock dividends, prepaying certain senior notes, making certain investments, and repurchasing preferred and common equity unless (1) we are not in default under the terms of the credit agreement and (2) our senior secured leverage ratio, as defined in the credit agreement, does not exceed 2x. In the event the senior secured leverage ratio exceeds 2x, these payments are subject to a limit of $200 million plus the Available Amount, as defined in the credit agreement. Our obligations under the credit agreement are secured by the current and future personal property of the Company and its subsidiary guarantors. The maximum leverage ratio in the financial covenants is 4.75x as of December 31, 2023.
In June 2022, Enhabit distributed $566.6 million to Encompass Health who used it to fully repay both the $250 million outstanding balance of the Encompass Health revolving credit facility and approximately $236 million of the Encompass Health term loan. Currently, there are no term loan commitments under the credit agreement.
As of December 31, 2023, no amount was drawn under the revolving credit facility. As of December 31, 2022, $55 million were drawn under the revolving credit facility with an interest rate of 7.0%. As of December 31, 2023 and 2022, $31.9 million and $32.7 million, respectively, were being utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.
Bonds Payable—
Senior Notes
The Company’s 5.75% Senior Notes due 2025 (the “2025 Notes”), 4.50% Senior Notes due 2028 (the “2028 Notes”), 4.75% Senior Notes due 2030 (the “2030 Notes”), and 4.625% Senior Notes due 2031 (the “2031 Notes” and collectively the “Senior Notes”) were issued pursuant to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Senior Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”). Pursuant to the terms of the Indenture, the Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt. The Senior Notes are senior, unsecured obligations of Encompass Health and rank equally with our other senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
2025 Notes
In September 2015, we issued $350 million of the 2025 Notes at par. The 2025 Notes mature on September 15, 2025 and bear interest at a per annum rate of 5.75%. Inclusive of financing costs, the effective interest rate on the 2025 Notes is 6.0%. Interest on the 2025 Notes is payable semiannually in arrears on March 15 and September 15. We may redeem the 2025 Notes at par, in whole or in part, at any time on or after September 15, 2023.
2028 and 2030 Notes
In September 2019, we issued $500 million of the 2028 Notes at par and $500 million of the 2030 Notes at par. Certain of the proceeds from this offering were used to fund the purchase of equity rights from management investors of our former home health and hospice business.
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
The 2028 Notes mature on February 1, 2028. Inclusive of financing costs, the effective interest rate on the 2028 Notes is 5.0%. Interest on the 2028 Notes is payable semiannually in arrears on February 1 and August 1. We may redeem the 2028 Notes, in whole or in part, at any time on or after February 1, 2023 at the redemption prices set forth below:

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
* Expressed in percentage of principal amount
Former 2023 Notes
In March 2015, we issued $300 million of the 2023 Notes at par. In both April and June 2021, we redeemed $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “Former 2023 Notes) using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the Former 2023 Notes, these optional redemptions were made at a price of par. In March 2022, we redeemed the remaining $100 million in outstanding principal amount of the Former 2023 Notes using capacity under our revolving credit facility. Pursuant to the terms of the Former 2023 Notes, this optional redemption was made at a price of par. The Former 2023 Notes would have matured on March 15, 2023. Inclusive of financing costs, the effective interest rate on the Former 2023 Notes was 5.4%. Interest on the Former 2023 Notes was payable semiannually in arrears on March 15 and September 15.
Other Notes Payable—
Our notes payable consist of the following (in millions):

	As of December 31,
	2023	2022	Interest Rates
Sale/leaseback transactions involving real estate accounted for as financings	$28.0	$28.0	9.2% to 13.4%
Construction of new hospitals	38.0	20.7	5.0% to 5.5%
Software contracts	—	4.4	2.8%
Other notes payable	$66.0	$53.1
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table presents the changes in our self-insurance reserves (in millions):

	2023	2022	2021
Balance at beginning of period, gross	$175.1	$169.4	$165.2
Less: Reinsurance receivables	(32.3)	(30.0)	(28.3)
Balance at beginning of period, net	142.8	139.4	136.9
Increase for the provision of current year claims	54.7	50.5	46.9
Decrease for the provision of prior year claims	(10.5)	(8.2)	(6.8)
Expenses related to discontinued operations	—	—	(0.2)
Payments related to current year claims	(8.1)	(7.1)	(7.0)
Payments related to prior year claims	(30.8)	(31.8)	(30.4)
Balance at end of period, net	148.1	142.8	139.4
Add: Reinsurance receivables	36.4	32.3	30.0
Balance at end of period, gross	$184.5	$175.1	$169.4
As of December 31, 2023 and 2022, $52.7 million and $46.6 million, respectively, of these reserves are included in Other current liabilities in our consolidated balance sheets.
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
The reserves for these self-insured risks cover approximately 1,100 individual claims at December 31, 2023 and 2022, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.
12.Redeemable Noncontrolling Interests:
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$35.6	$42.2	$31.6
Net income attributable to noncontrolling interests	8.3	7.2	9.0
Distributions declared	(1.1)	(5.3)	(8.0)
Change in fair value	(0.8)	(3.4)	4.5
Other	—	0.1	5.1
Spin off of Enhabit, Inc.	—	(5.2)	—
Balance at end of period	$42.0	$35.6	$42.2

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

	For the Year Ended December 31,
	2023	2022	2021
Net income attributable to nonredeemable noncontrolling interests	$102.7	$87.7	$96.0
Net income attributable to redeemable noncontrolling interests	8.3	7.2	9.0
Net income attributable to noncontrolling interests	$111.0	$94.9	$105.0
13.Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities	$126.2	$4.0	$122.2	$—	M
Redeemable noncontrolling interests	42.0	—	—	42.0	I
As of December 31, 2022
Equity securities	$110.0	$3.7	$106.3	$—	M
Redeemable noncontrolling interests	35.6	—	—	35.6	I
(1)The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the years ended December 31, 2023, 2022, and 2021, we did not record any material gains or losses related to these assets.

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

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$—	$—	$55.0	$55.0
5.75% Senior Notes due 2025	348.5	349.3	347.7	347.7
4.50% Senior Notes due 2028	785.0	763.6	781.8	726.7
4.75% Senior Notes due 2030	781.5	755.0	779.0	703.7
4.625% Senior Notes due 2031	391.5	369.4	390.6	342.2
Other notes payable	66.0	66.0	53.1	53.1
Financial commitments:
Letters of credit	—	31.9	—	32.7
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements” and “Redeemable Noncontrolling Interests.”
14.Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options and restricted stock awards (“RSAs”) under the terms of share-based incentive plans designed to align employee and executive interests to those of its stockholders. All employee stock-based compensation awarded during 2023, 2022, and 2021 was issued under the 2016 Omnibus Performance Incentive Plan, a stockholder-approved plan that reserves and provides for the grant of up to 16,860,765 shares of common stock after adjustment for the effect of the Spin Off. This plan allows for the grants of nonqualified stock options, incentive stock options, restricted stock, stock appreciate rights, performance shares, performance share units, dividend equivalents, restricted stock units (“RSUs”), and/or other stock-based awards. Stock-based compensation expense recognized in continuing operations was $50.6 million, $29.2 million, and $29.1 million during 2023, 2022, and 2021, respectively. Stock-based compensation expense classified as discontinued operations was $2.5 million and $3.6 million during 2022 and 2021, respectively.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The fair values of the options granted during the years ended December 31, 2023, 2022, and 2021 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2023	2022	2021
Expected volatility	28.5%	28.3%	28.4%
Risk-free interest rate	4.2%	1.7%	1.1%
Expected life (years)	6.9	7.8	7.1
Dividend yield	1.1%	1.9%	1.9%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our officers and employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected term of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We estimated our dividend yield based on our annual dividend rate and our stock price on the dividend payment dates. Under the Black-Scholes option-pricing model, the weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2023, 2022, and 2021 was $19.23, $17.29, and $19.21, respectively.
A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2022	836	$47.12
Granted	77	56.21
Exercised	(60)	24.61
Outstanding, December 31, 2023	853	49.52	5.4	$14.7
Exercisable, December 31, 2023	667	47.25	4.5	13.0
We recognized approximately $2.5 million, $1.2 million, and $2.2 million of compensation expense related to our stock options for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $0.5 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 15 months. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $2.5 million, $1.8 million, and $0.1 million, respectively.
Restricted Stock—
The RSAs granted in 2023, 2022, and 2021 included service-based awards and performance-based awards (that also included a service requirement). These awards generally vest over a three-year requisite service period. For RSAs with a service and/or performance requirement, the fair value of the RSA is determined by the closing price of our common stock on the grant date. A portion of the RSAs granted in 2023 also includes a market condition for certain members of management. For awards with a market condition, the fair value of the market condition component of the RSAs is determined using a lattice model. Inputs into the model include the historical price volatility of our common stock, the historical volatility of the common stock of the companies in the defined peer group, and the risk-free interest rate. Utilizing these inputs and potential future changes in stock prices, multiple trials are run to determine the fair value.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2022	526	$63.35
Granted	582	65.20
Vested	(367)	65.75
Forfeited	(35)	62.69
Nonvested shares at December 31, 2023	706	63.60
The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2022 and 2021 was $74.08 and $73.89 per share, respectively. We recognized approximately $46.6 million, $26.4 million, and $24.9 million of compensation expense related to our restricted stock awards for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $38.3 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 21 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures. The total fair value of shares vested during the years ended December 31, 2023, 2022, and 2021 was $24.3 million, $20.0 million, and $32.6 million, respectively. We accrue dividends on outstanding RSAs, which are paid upon vesting.
Nonemployee Stock-Based Compensation Plans—
During the years ended December 31, 2023, 2022, and 2021, we provided incentives to our nonemployee members of our board of directors through the issuance of RSUs out of our share-based incentive plans. RSUs are fully vested when awarded and receive dividend equivalents in the form of additional RSUs upon the payment of a cash dividend on our common stock. During the years ended December 31, 2023, 2022, and 2021, we issued 32,365, 22,469, and 24,043 RSUs, respectively, with a fair value of $63.00, $67.42, and $84.83, respectively, per unit. We recognized approximately $1.5 million, $1.5 million, and $2.0 million, respectively, of compensation expense upon their issuance in 2023, 2022, and 2021. There was no unrecognized compensation related to unvested shares as of December 31, 2023. During the years ended 2023, 2022, and 2021, we issued an additional 7,518, 11,976, and 8,577, respectively, of RSUs as dividend equivalents. As of December 31, 2023, 807,677 RSUs were outstanding. In addition to the above, we issued 130,406 additional RSUs in 2022 to current and former members of our board of directors in connection with the Spin Off. Such adjusted awards preserved the same intrinsic value and general terms and conditions (including vesting) as were in place immediately prior to the adjustments.
15.Employee Benefit Plans:
Substantially all Encompass Health employees are eligible to enroll in Encompass Health-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2023, 2022, and 2021, costs associated with these plans, net of amounts paid by employees, approximated $186.2 million, $174.5 million, and $166.0 million, respectively.
The Encompass Health Corporation 401(k) Retirement Plan (the “401(k) Plan”) is a qualified 401(k) savings plan. The 401(k) Plan allows eligible employees to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the Internal Revenue Service. Encompass Health employees who are at least 21 years of age are eligible to participate in the 401(k) Plan and all contributions to the plan are in the form of cash. Encompass Health’s employer matching contribution under the 401(k) Plan is 50% of the first 6% of each participant’s elective deferrals, which vest 100% after three years of service. Participants are always fully vested in their own contributions.
Employer contributions to the 401(k) Plan approximated $31.3 million, $28.7 million, and $26.4 million in 2023, 2022, and 2021, respectively. In 2023, 2022, and 2021, approximately $1.1 million, $1.4 million, and $1.1 million, respectively, from forfeited accounts were used to fund the matching contributions in accordance with the terms of the 401(k) Plan.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Senior Management Bonus Program—
We maintain a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate or regional goals for all periods presented. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2024, we expect to pay approximately $28.6 million under the program for the year ended December 31, 2023. In March 2023 and 2022, we paid $14.5 million and $23.4 million, respectively, under the program for the years ended December 31, 2022 and 2021.
16.Income Taxes:
The significant components of the Provision for income tax expense related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Current:
Federal	$101.7	$58.7	$63.7
State and other	26.6	13.5	20.8
Total current expense	128.3	72.2	84.5
Deferred:
Federal	(0.7)	17.9	14.4
State and other	4.6	10.0	3.0
Total deferred expense	3.9	27.9	17.4
Total income tax expense related to continuing operations	$132.2	$100.1	$101.9
A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2023	2022	2021
Tax expense at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	4.1%	4.0%	4.0%
Increase (decrease) in valuation allowance	0.3%	0.6%	(0.6)%
Noncontrolling interests	(4.0)%	(4.4)%	(4.3)%
Share-based windfall tax benefits	—%	—%	(0.6)%
Other, net	0.4%	1.0%	0.7%
Income tax expense	21.8%	22.2%	20.2%
The Provision for income tax expense in 2023 and 2022 was greater than the federal statutory rate primarily due to state and other income tax expense and a gross increase in valuation allowance, offset by the impact of noncontrolling interests. The Provision for income tax expense in 2021 was less than the federal statutory rate primarily due to the impact of noncontrolling interests, the decrease in valuation allowance and share-based windfall tax benefits, offset by state and other income tax expense. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) included provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the years ended December 31, 2023, 2022, and 2021, although it impacted the timing of cash payments for taxes.
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of our deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2023	2022
Deferred income tax assets:
Net operating loss	$23.1	$36.9
Insurance reserve	20.1	19.1
Stock-based compensation	21.4	16.1
Revenue reserves	7.6	—
Operating lease liabilities	8.8	6.6
Other accruals	26.2	24.8
Tax credits	14.6	12.4
Total deferred income tax assets	121.8	115.9
Less: Valuation allowance	(28.4)	(35.8)
Net deferred income tax assets	93.4	80.1
Deferred income tax liabilities:
Intangibles	(62.6)	(61.2)
Operating lease right-of-use assets	(7.8)	(5.5)
Property, net	(18.1)	(15.9)
Carrying value of partnerships	(91.7)	(80.2)
Other	(0.2)	(0.3)
Total deferred income tax liabilities	(180.4)	(163.1)
Net deferred income tax liabilities	$(87.0)	$(83.0)
We have state NOLs of $21.7 million that expire in various amounts at varying times through 2034. For the years ended December 31, 2023 and 2022, the net decrease in our valuation allowance was $7.4 million and $7.3 million, respectively. The decrease in our valuation allowance in 2023 and 2022 related primarily to the expiration of state NOLs.
As of December 31, 2023, we have a remaining valuation allowance of $28.4 million. This valuation allowance remains recorded primarily due to unusable foreign tax credits generated by our operations in Puerto Rico. We determined it was necessary to maintain a valuation allowance on our foreign tax credits due to uncertainties related to our ability to utilize a portion of these credits before they expire. The amount of the valuation allowance has been determined based on the weight of all available evidence, as described above, including management’s estimates of taxable income over the periods in which the related deferred tax assets will be recoverable.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during 2023, 2022, and 2021 was not material. Accrued interest income related to income taxes as of December 31, 2023 and 2022 was not material.
In December 2016, we signed an agreement with the IRS to participate in their Compliance Assurance Process (“CAP”) for the 2017 tax year and have renewed this agreement each year since. CAP is a program in which we and the IRS

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax returns. In June 2023, the IRS issued a no change letter effectively closing our 2021 tax year audit. Thus, the statute of limitations has expired, or we have settled, federal income tax examinations with the IRS for all tax years through 2021.
The IRS is currently examining the 2022 tax year. For tax year 2023, we were accepted into CAP under the new “Bridge Phase” of the program. The Bridge Phase is essentially a suspension of IRS review of our books and records for the tax year. Per the IRS, the Bridge Phase is reserved for taxpayers whose risk of noncompliance does not support the continued use of IRS resources. Generally, these are taxpayers who have few, if any, material issues, are expected to receive a Full Acceptance Letter in their most recent CAP program phase, and continue to satisfy the CAP eligibility and suitability requirements. In February 2024, the IRS offered, and we accepted, admission into the IRS Bridge Plus Pilot program for the years 2023 and 2024. Under this program, we are required to provide additional documentation (including a draft return) to the IRS prior to filing our return. The IRS performs a risk assessment review of this documentation and provides recommendations to us. We then file our return and submit a post-filing representation that our return was filed consistent with the documentation provided and the IRS recommendations (if any). After further review, the IRS then issues either a full or partial acceptance letter. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are not currently under audit by any state.
For the tax years that remain open under the applicable statutes of limitations, management considered potential unrecognized tax benefits and determined there are no material unrecognized tax benefits that would impact prior years’ income taxes.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
17.Earnings per Common Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2023	2022	2021
Basic:
Numerator:
Income from continuing operations	$475.0	$350.7	$403.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(111.0)	(93.6)	(103.2)
Less: Income from continuing operations allocated to participating securities	(2.4)	(1.1)	(1.1)
Income from continuing operations attributable to Encompass Health common shareholders	361.6	256.0	298.8
(Loss) income from discontinued operations, net of tax	(12.0)	15.2	114.1
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(1.3)	(1.8)
Less: Income from discontinued operations allocated to participating securities	—	(0.1)	(0.7)
(Loss) income from discontinued operations attributable to Encompass Health common shareholders	(12.0)	13.8	111.6
Net income attributable to Encompass Health common shareholders	$349.6	$269.8	$410.4
Denominator:
Basic weighted average common shares outstanding	99.5	99.2	99.0
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$3.63	$2.58	$3.02
Discontinued operations	(0.12)	0.14	1.13
Net income	$3.51	$2.72	$4.15

Diluted:
Numerator:
Income from continuing operations	$475.0	$350.7	$403.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(111.0)	(93.6)	(103.2)
Income from continuing operations attributable to Encompass Health common shareholders	364.0	257.1	299.9
(Loss) income from discontinued operations, net of tax	(12.0)	15.2	114.1
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	(1.3)	(1.8)
(Loss) income from discontinued operations attributable to Encompass Health common shareholders	(12.0)	13.9	112.3
Net income attributable to Encompass Health common shareholders	$352.0	$271.0	$412.2
Denominator:
Diluted weighted average common shares outstanding	101.3	100.4	100.2
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$3.59	$2.56	$2.99
Discontinued operations	(0.12)	0.14	1.12
Net income	$3.47	$2.70	$4.11

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Basic weighted average common shares outstanding	99.5	99.2	99.0
Restricted stock awards, dilutive stock options, and restricted stock units	1.8	1.2	1.2
Diluted weighted average common shares outstanding	101.3	100.4	100.2
Options to purchase approximately 0.3 million, 0.4 million, and 0.2 million shares of common stock were outstanding during December 31, 2023, 2022, and 2021, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
In February 2014, our board of directors approved an increase in our common stock repurchase authorization from $200 million to $250 million. On July 24, 2018, the Company's board approved resetting the aggregate common stock repurchase authorization to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. There were no repurchases of our common stock during 2023, 2022 or 2021.
In July 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share. The cash dividend of $0.28 per common share was declared and paid in each quarter through July 2022. In July 2022, our board of directors revised our quarterly dividend in response to the Spin Off and declared a cash dividend of $0.15 per share. The cash dividend of $0.15 per common share was declared and paid in each quarter through January 2024. Future dividend payments are subject to declaration by our board of directors.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $40.3 million in 2024, $21.4 million in 2025, $20.0 million in 2026, $17.9 million in 2027, $11.7 million in 2028, and $35.0 million thereafter. These contracts primarily relate to software licensing and support.

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

4.1.1
Indenture, dated as of December 1, 2009, between Encompass Health Corporation and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York, relating to Encompass Health’s outstanding senior notes (incorporated by reference to Exhibit 4.7.1 to Encompass Health’s Annual Report on Form 10-K filed on February 23, 2010).

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

10.1.2
Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan)(incorporated by reference to Exhibit 10.12.2 to Encompass Health’s Annual Report on Form 10-K filed on March 29, 2006).+

10.2
Form of Indemnity Agreement entered into between Encompass Health Corporation and the directors of Encompass Health (incorporated by reference to Exhibit 10.31 to Encompass Health’s Annual Report on Form 10-K filed on June 27, 2005).+

10.3
Encompass Health Corporation Fifth Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.3 to Encompass Health’s Annual Report on Form 10-K filed on February 27, 2023).+

10.4
Description of the Encompass Health Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in Encompass Health’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2022).+

10.5
Description of the annual compensation arrangement for non-employee directors of Encompass Health Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in Encompass Health’s Definitive Proxy Statement on Schedule 14A, filed on April 4, 2022).+

10.6
Encompass Health Corporation Fifth Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Encompass Health’s Quarterly Report on Form 10-Q filed on October 31, 2018).+

10.7.1	Encompass Health Corporation Nonqualified Retirement Plan (incorporated by reference to Exhibit 10.8 to Encompass Health's Annual Report on Form 10-K filed on February 27, 2020).+

10.7.2
First Amendment to the Encompass Health Corporation Nonqualified Retirement Plan (incorporated by reference to Exhibit 10.8.2 to Encompass Health’s Annual Report on Form 10-K filed on February 27, 2023).+

10.8.1
Form of Non-Qualified Stock Option Agreement (Amended and Restated 2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.10.3 to Encompass Health’s Annual Report on Form 10-K filed on February 22, 2017).+

10.8.2
Form of Restricted Stock Unit Award (Amended and Restated 2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.1.5 to Encompass Health’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.9	Encompass Health Corporation Directors’ Deferred Stock Investment Plan (incorporated by reference to Exhibit 10.15 to Encompass Health’s Annual Report on Form 10-K filed on February 19, 2013).+

10.10.1	Encompass Health Corporation 2016 Omnibus Performance Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.10.2	Form of Non-Qualified Stock Option Agreement (2016 Omnibus Performance Incentive Plan)(incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 12, 2016).+

10.10.3	Form of Restricted Stock Award (2016 Omnibus Performance Incentive Plan)(incorporated by reference to Exhibit 10.1.3 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.10.4	Form of Performance Share Unit Award (2016 Omnibus Performance Incentive Plan)(incorporated by reference to Exhibit 10.1.4 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.10.5	Form of Restricted Stock Unit Award (2016 Omnibus Performance Incentive Plan)(incorporated by reference to Exhibit 10.1.5 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.11
Second Amended and Restated Collateral and Guarantee Agreement, dated November 25, 2019, by and among Encompass Health Corporation, certain of its subsidiaries, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.2 to Encompass Health’s Current Report on Form 8-K filed on December 2, 2019).

10.12
Sixth Amended and Restated Credit Agreement, dated October 7, 2022, by and among Encompass Health Corporation, certain of its subsidiaries, Barclays Bank PLC, as administrative agent and collateral agent, and various other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2022).

19	Encompass Health Corporation Insider Trading Policy.

21.1	Subsidiaries of Encompass Health Corporation.

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Encompass Health Corporation Compensation Recoupment Policy.

101
Sections of the Encompass Health Corporation Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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