Form 10-Q
period 2024-03-31
Encompass Health Corp
filed 2024-05-02
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The registrant had 100,685,317 shares of common stock outstanding, net of treasury shares, as of April 22, 2024.

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
•Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as uncertainties and factors discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference.
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
•Reimbursement claims are subject to various audits and such audits may lead to assertions that we have been overpaid or have submitted improper claims, and these assertions have in the past and may in the future require us to incur additional costs to respond to requests for records and defend the validity of payments and may ultimately require us to refund any amounts determined to have been overpaid.
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
•Changes in the rules and regulations of the healthcare industry at the federal, state, and local levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the Inpatient Rehabilitation Facility Review Choice Demonstration, the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, and other payment system reforms) could decrease revenues and increase the costs of complying with the rules and regulations and have done so in the past from time to time.
•Alternative payment models and value-based purchasing initiatives could decrease our patient volumes and reimbursement rate or increase costs associated with our operations.

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
•Competitive pressures in the healthcare industry, including from large acute-care hospitals that would typically serve as referral sources for us, and our response to those pressures could adversely affect our revenues or other financial results.
•Medicare quality reporting requirements could adversely affect our operating costs or Medicare reimbursement.
•Our inability to provide a consistently high quality of care, including as represented in metrics published by Medicare, could decrease our revenues.
•Our inability to maintain or develop relationships with patient referral sources, including our joint venture hospitals, or managed care payors could decrease our revenues.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In Millions, Except Per Share Data)
Net operating revenues	$1,316.0	$1,160.4
Operating expenses:
Salaries and benefits	711.6	629.0
Other operating expenses	203.9	177.9
Occupancy costs	14.0	13.8
Supplies	58.5	53.8
General and administrative expenses	50.2	43.4
Depreciation and amortization	70.3	63.9
Total operating expenses	1,108.5	981.8
Interest expense and amortization of debt discounts and fees	35.2	36.4
Other income	(5.4)	(3.6)
Equity in net income of nonconsolidated affiliates	(0.7)	(0.4)
Income from continuing operations before income tax expense	178.4	146.2
Provision for income tax expense	38.3	31.9
Income from continuing operations	140.1	114.3
Loss from discontinued operations, net of tax	(1.3)	(1.0)
Net and comprehensive income	138.8	113.3
Less: Net and comprehensive income attributable to noncontrolling interests	(26.3)	(25.6)
Net and comprehensive income attributable to Encompass Health	$112.5	$87.7

Weighted average common shares outstanding:
Basic	99.8	99.4
Diluted	102.2	100.9
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.13	$0.89
Discontinued operations	(0.01)	(0.01)
Net income	$1.12	$0.88
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.11	$0.88
Discontinued operations	(0.01)	(0.01)
Net income	$1.10	$0.87

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$113.8	$88.7
Loss from discontinued operations, net of tax	(1.3)	(1.0)
Net income attributable to Encompass Health	$112.5	$87.7
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	December 31, 2023
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$134.4	$69.1
Restricted cash	38.3	35.1
Accounts receivable	619.3	611.6
Other current assets	137.8	126.0
Total current assets	929.8	841.8
Property and equipment, net	3,370.3	3,301.0
Operating lease right-of-use assets	199.1	208.5
Goodwill	1,281.3	1,281.3
Intangible assets, net	272.2	278.2
Other long-term assets	178.7	191.6
Total assets(1)	$6,231.4	$6,102.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$25.6	$24.8
Current operating lease liabilities	25.4	24.1
Accounts payable	166.1	170.0
Accrued expenses and other current liabilities	463.2	437.5
Total current liabilities	680.3	656.4
Long-term debt, net of current portion	2,682.6	2,687.8
Long-term operating lease liabilities	185.8	196.1
Deferred income tax liabilities	93.5	87.0
Other long-term liabilities	185.8	177.9
Total liabilities(1)	3,828.0	3,805.2
Commitments and contingencies
Redeemable noncontrolling interests	41.1	42.0
Shareholders’ equity:
Encompass Health shareholders’ equity	1,741.9	1,647.5
Noncontrolling interests	620.4	607.7
Total shareholders’ equity	2,362.3	2,255.2
Total liabilities(1) and shareholders’ equity	$6,231.4	$6,102.4
(1)Our consolidated assets as of March 31, 2024 and December 31, 2023 include total assets of variable interest entities of $212.7 million and $207.7 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2024 and December 31, 2023 include total liabilities of the variable interest entities of $42.7 million and $42.2 million, respectively. See Note 2, Variable Interest Entities.
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2024
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.3	$1.2	$1,787.0	$406.5	$(547.2)	$607.7	$2,255.2
Net income	—	—	—	112.5	—	24.8	137.3
Receipt of treasury stock	(0.2)	—	—	—	(12.1)	—	(12.1)
Dividends declared ($0.15 per share)	—	—	0.1	(15.4)	—	—	(15.3)
Stock-based compensation	—	—	9.3	—	—	—	9.3
Distributions declared	—	—	—	—	—	(30.5)	(30.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	18.4	18.4
Other	0.6	—	0.8	0.1	(0.9)	—	—
Balance at end of period	100.7	$1.2	$1,797.2	$503.7	$(560.2)	$620.4	$2,362.3

	Three Months Ended March 31, 2023
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.8	$1.1	$1,730.2	$115.7	$(536.7)	$516.0	$1,826.3
Net income	—	—	—	87.7	—	23.5	111.2
Receipt of treasury stock	(0.1)	—	—	—	(7.7)	—	(7.7)
Dividends declared ($0.15 per share)	—	—	—	(15.1)	—	—	(15.1)
Stock-based compensation	—	—	7.9	—	—	—	7.9
Distributions declared	—	—	—	—	—	(31.2)	(31.2)
Capital contributions from consolidated affiliates	—	—	—	—	—	33.9	33.9
Other	0.5	0.1	1.0	—	(0.7)	—	0.4
Balance at end of period	100.2	$1.2	$1,739.1	$188.3	$(545.1)	$542.2	$1,925.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In Millions)
Cash flows from operating activities:
Net income	$138.8	$113.3
Loss from discontinued operations, net of tax	1.3	1.0
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	70.3	63.9
Stock-based compensation	9.3	7.9
Deferred tax expense	6.5	4.0
Other, net	14.9	1.2
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(7.7)	23.7
Other assets	(16.0)	(3.7)
Accounts payable	(3.8)	1.2
Other liabilities	25.9	16.7
Net cash used in operating activities of discontinued operations	(0.7)	(1.3)
Total adjustments	98.7	113.6
Net cash provided by operating activities	238.8	227.9
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(139.4)	(99.8)
Proceeds from sale of restricted investments	16.0	0.2
Other, net	(6.3)	(4.4)
Net cash used in investing activities	(129.7)	(104.0)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(1.0)	(0.6)
Borrowings on revolving credit facility	50.0	30.0
Payments on revolving credit facility	(50.0)	(45.0)
Taxes paid on behalf of employees for shares withheld	(12.1)	(7.7)
Contributions from noncontrolling interests of consolidated affiliates	18.4	17.0
Dividends paid on common stock	(15.9)	(15.6)
Distributions paid to noncontrolling interests of consolidated affiliates	(24.7)	(31.8)
Other, net	(5.3)	(4.3)
Net cash used in financing activities	(40.6)	(58.0)
Increase in cash, cash equivalents, and restricted cash	68.5	65.9
Cash, cash equivalents, and restricted cash at beginning of period	104.2	53.4
Cash, cash equivalents, and restricted cash at end of period	$172.7	$119.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In Millions)
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$69.1	$21.8
Restricted cash at beginning of period	35.1	31.6
Cash, cash equivalents, and restricted cash at beginning of period	$104.2	$53.4

Cash and cash equivalents at end of period	$134.4	$85.0
Restricted cash at end of period	38.3	34.3
Cash, cash equivalents, and restricted cash at end of period	$172.7	$119.3

Supplemental schedule of noncash operating, investing, and financing activities:
Joint venture contributions	$—	$16.9
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation (the “Company” or “Encompass Health”), incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. Our national network of inpatient rehabilitation hospitals stretches across 37 states and Puerto Rico, with concentrations of hospitals in Florida and Texas. As of March 31, 2024, we operate 160 inpatient rehabilitation hospitals. We are the sole owner of 98 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 62 jointly owned hospitals.
The accompanying unaudited condensed consolidated financial statements of Encompass Health Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes contained in Encompass Health’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 28, 2024 (the “2023 Form 10‑K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading. Certain prior year amounts may have been reclassified for comparative purposes to conform to the current-year financial statement presentation.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Medicare	$854.1	$757.7
Medicare Advantage	223.8	186.2
Managed care	142.8	127.1
Medicaid	44.8	47.4
Other third-party payors	9.5	10.9
Workers’ compensation	7.0	5.7
Patients	3.9	2.7
Other income	30.1	22.7
Total	$1,316.0	$1,160.4
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2023 Form 10-K for our policy related to Net operating revenues.

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
2.Variable Interest Entities
As of March 31, 2024 and December 31, 2023, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of March 31, 2024. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$0.7	$0.2
Accounts receivable	35.4	36.7
Other current assets	7.0	5.0
Total current assets	43.1	41.9
Property and equipment, net	132.6	128.8
Operating lease right-of-use assets	1.4	1.4
Goodwill	15.9	15.9
Intangible assets, net	1.1	1.2
Other long-term assets	18.6	18.5
Total assets	$212.7	$207.7
Liabilities
Current liabilities:
Current portion of long-term debt	$0.9	$0.9
Accounts payable	9.3	7.6
Accrued expenses and other current liabilities	17.7	18.7
Total current liabilities	27.9	27.2
Long-term debt, net of current portion	13.4	13.6
Long-term operating lease liabilities	1.4	1.4
Total liabilities	$42.7	$42.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
3.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2024	December 31, 2023
Credit Agreement—
Advances under revolving credit facility	$—	$—
Bonds payable—
5.75% Senior Notes due 2025	348.7	348.5
4.50% Senior Notes due 2028	785.9	785.0
4.75% Senior Notes due 2030	782.2	781.5
4.625% Senior Notes due 2031	391.8	391.5
Other notes payable	64.8	66.0
Finance lease obligations	334.8	340.1
	2,708.2	2,712.6
Less: Current portion	(25.6)	(24.8)
Long-term debt, net of current portion	$2,682.6	$2,687.8
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
April 1 through December 31, 2024	$19.0	$19.0
2025	381.4	380.2
2026	29.2	29.2
2027	43.2	43.2
2028	831.7	817.6
2029	40.5	40.5
Thereafter	1,404.8	1,378.5
Total	$2,749.8	$2,708.2
4.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$42.0	$35.6
Net income attributable to noncontrolling interests	1.5	2.1
Distributions declared	(2.4)	(0.2)
Balance at end of period	$41.1	$37.5
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net and

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
comprehensive income attributable to noncontrolling interests presented in the condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31,
	2024	2023
Net income attributable to nonredeemable noncontrolling interests	$24.8	$23.5
Net income attributable to redeemable noncontrolling interests	1.5	2.1
Net income attributable to noncontrolling interests	$26.3	$25.6
See also Note 5, Fair Value Measurements.
5.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities (2)	$113.0	$4.1	$108.9	$—	M
Redeemable noncontrolling interests	41.1	—	—	41.1	I
As of December 31, 2023
Equity securities (2)	$126.2	$4.0	$122.2	$—	M
Redeemable noncontrolling interests	42.0	—	—	42.0	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
(2) As of March 31, 2024, $35.8 million are included in Other current assets and $77.2 million are included in Other long-term assets in the condensed consolidated balance sheet. As of December 31, 2023, $37.6 million are included in Other current assets and $88.6 million are included in Other long-term assets in the condensed consolidated balance sheet.
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2024 and 2023, we did not record any material gains or losses related to these assets.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2023 Form 10‑K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
5.75% Senior Notes due 2025	$348.7	$349.8	$348.5	$349.3
4.50% Senior Notes due 2028	785.9	760.0	785.0	763.6
4.75% Senior Notes due 2030	782.2	750.7	781.5	755.0
4.625% Senior Notes due 2031	391.8	364.9	391.5	369.4
Other notes payable	64.8	64.8	66.0	66.0
Financial commitments:
Letters of credit	—	36.3	—	31.9
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2023 Form 10‑K.
6.Share-Based Payments
During the three months ended March 31, 2024, we issued a total of 0.5 million restricted stock awards to members of our management team and our board of directors. Of the restricted stock awards issued to members of our management team, 0.2 million contain only a service condition, while the remainder contain a service and/or performance condition as well as a market condition for certain members of management. For the awards that include a performance and market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable three-year performance measurement period and the applicable three-year market condition measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2023 Form 10‑K.
7.Income Taxes
Our Provision for income tax expense of $38.3 million and $31.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
8.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic:
Numerator:
Income from continuing operations	$140.1	$114.3
Less: Net income attributable to noncontrolling interests included in continuing operations	(26.3)	(25.6)
Less: Income allocated to participating securities	(0.8)	(0.6)
Income from continuing operations attributable to Encompass Health common shareholders	113.0	88.1
Loss from discontinued operations attributable to Encompass Health common shareholders	(1.3)	(1.0)
Net income attributable to Encompass Health common shareholders	$111.7	$87.1
Denominator:
Basic weighted average common shares outstanding	99.8	99.4
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.13	$0.89
Discontinued operations	(0.01)	(0.01)
Net income	$1.12	$0.88

Diluted:
Numerator:
Income from continuing operations	$140.1	$114.3
Less: Net income attributable to noncontrolling interests included in continuing operations	(26.3)	(25.6)
Income from continuing operations attributable to Encompass Health common shareholders	113.8	88.7
Loss from discontinued operations attributable to Encompass Health common shareholders	(1.3)	(1.0)
Net income attributable to Encompass Health common shareholders	$112.5	$87.7
Denominator:
Diluted weighted average common shares outstanding	102.2	100.9
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.11	$0.88
Discontinued operations	(0.01)	(0.01)
Net income	$1.10	$0.87

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2024	2023
Basic weighted average common shares outstanding	99.8	99.4
Restricted stock awards, dilutive stock options, and restricted stock units	2.4	1.5
Diluted weighted average common shares outstanding	102.2	100.9
See Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2023 Form 10‑K for additional information related to our common stock.
9.Contingencies and Other Commitments
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $43.1 million for the remainder of 2024, $33.2 million in 2025, $24.7 million in 2026, $23.3 million in 2027, $21.9 million in 2028, and $62.3 million thereafter. These contracts primarily relate to software licensing and support and contract services.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to Encompass Health Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. In addition, the following MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (collectively, the “2023 Form 10‑K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statement Regarding Forward-Looking Statements” on page ii of this report, which is incorporated herein by reference for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2023 Form 10‑K.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate hospitals in 37 states and Puerto Rico, with concentrations in Florida and Texas. As of March 31, 2024, we operate 160 inpatient rehabilitation hospitals. For additional information about our business, see Item 1, Business, and Item 1A, Risk Factors, of the 2023 Form 10‑K.
2024 Overview
During the three months ended March 31, 2024, Net operating revenues increased 13.4% over the same period of 2023 due primarily to volume growth. See “Results of Operations” section of this Item for additional volume information.
In our continued development and expansion efforts during 2024, we:
•continued our capacity expansions by adding 51 new beds to existing hospitals; and

•announced or continued the development of the following hospitals:

	Number of New Beds
	2024(2)	2025(2)	2026(2)
Kissimmee, Florida	50	—	—
Atlanta, Georgia(1)	40	—	—
Johnston, Rhode Island	50	—	—
Fort Mill, South Carolina	39	—	—
Louisville, Kentucky(1)	40	—	—
Houston, Texas	61	—	—
Daytona Beach, Florida	—	50	—
Fort Myers, Florida(1)	—	60	—
Lake Worth, Florida	—	50	—
Concordville, Pennsylvania	—	50	—
Norristown, Pennsylvania	—	50	—
Wildwood, Florida (in The Villages, Florida)	—	50	—
Athens, Georgia(1)	—	40	—
St. Petersburg, Florida	—	50	—
Palm Beach Gardens, Florida	—	—	50
Amarillo, Texas	—	—	50
Danbury, Connecticut	—	—	40
Avondale, Arizona	—	—	60
Loganville, Georgia(1)	—	—	40
San Antonio, Texas	—	—	50
(1) Expected joint venture
(2) Opening dates are tentative
We also continued our shareholder distributions during the three months ended March 31, 2024 by paying a quarterly cash dividend of $0.15 per share on our common stock in January and declaring a cash dividend of $0.15 per share in February that was paid in April. For additional information see the “Liquidity and Capital Resources” section of this Item.
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
We are committed to delivering high-quality, cost-effective patient care. As the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals, we believe we differentiate ourselves from our competitors based on, among other things, the quality of our clinical outcomes, our cost-effectiveness, our financial strength, and our extensive application of technology. We also believe our competitive strengths discussed in Item 1, Business, “Competitive Strengths,” of the 2023 Form 10‑K, give us the ability to adapt and succeed in a healthcare industry facing regulatory uncertainty around attempts to improve outcomes and reduce costs.

The healthcare industry faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities in 2024. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our ability to adapt to changes in reimbursement, sustain our business model, and grow through de novo and bed additions. See also Item 1, Business, “Competitive Strengths” and “Strategy and 2024 Strategic Priorities” of the 2023 Form 10‑K.
Key Challenges
Healthcare is a highly regulated industry facing many well-publicized regulatory and reimbursement challenges. Medicare reimbursement for inpatient rehabilitation facilities (“IRFs”) has recently undergone significant changes. The future of many aspects of healthcare regulation generally and Medicare reimbursement specifically remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities—change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities—to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For a detailed discussion of the challenges we face, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges” of the 2023 Form 10‑K.
As we continue to execute our business plan, the following are some of the key challenges we face.
•Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new capacity to existing hospitals. Ensuring continuous compliance with extensive laws and regulations is an operating requirement for all healthcare providers. See Item 1, Business, “Regulation,” Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” of the 2023 Form 10‑K for detailed discussions of the most important regulations we face and our programs intended to ensure we comply with those regulations.
•Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs. On March 27, 2024, the Centers for Medicare & Medicaid Services (“CMS”) released its notice of proposed rulemaking for fiscal year 2025 for IRFs (the “2025 Proposed Rule”) under the inpatient rehabilitation facility prospective payment system. The 2025 Proposed Rule will implement a net 2.8% market basket increase (market basket update of 3.2% reduced by a productivity adjustment of 0.4%) effective for discharges between October 1, 2024 and September 30, 2025. The 2025 Proposed Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index, updates to outlier payments, and updates to the case-mix group relative weights and average lengths of stay values. Based on our analysis that utilizes, among other things, the acuity of our patients annualized over a twelve-month period ended February 29, 2024, our experience with outlier payments over this same time frame, and other factors, we believe the 2025 Proposed Rule will result in a net increase to our Medicare payment rates of approximately 3.0% effective October 1, 2024.

Beginning August 21, 2023, IRFs located in Alabama began participation in CMS’s five-year review choice demonstration (“RCD”), under which Medicare reimbursement claims are assessed for compliance with applicable coverage and clinical documentation requirements. On March 1, 2024, CMS announced the expansion of RCD, effective June 17, 2024, to include IRFs located in Pennsylvania and billing to a certain Medicare Administrative Contractor (“MAC”). We do not bill to this MAC, so we are not subject to RCD in Pennsylvania at this time. CMS plans to expand RCD further to Texas and California, but the timing for doing so is not known. We operate 47 inpatient rehabilitation hospitals (representing approximately 29% of our IRF Medicare claims) in the four RCD states. CMS has also announced it will expand RCD to include additional IRFs based on the MAC to which those IRFs submit claims.
Under RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of Medicare claims submitted to demonstrate compliance with applicable requirements during the first six-month review period or cycle. We elected the pre-claim review option for our IRFs in Alabama for the first cycle. Under the pre-claim review choice, services can begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted, reviewed, and approved before the final claim is paid. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. For the first cycle ending in February 2024, that validation percentage was 80% or greater. The validation percentages for cycles two and three are 85% or greater and 90% or greater, respectively. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. Our claim validation rate for cycle one exceeded 80% at our IRFs in Alabama. For cycle two, which begins on May 1, 2024, we have elected the pre-claim option for our IRFs in Alabama. We cannot predict the impact, if any, RCD may have on the collectability of our Medicare claims over its five-year term and ultimately our financial position, results of operations, and cash flows.
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
•Recruiting and Retaining High-Quality Personnel. Recruiting and retaining qualified personnel, including management, for our inpatient hospitals remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of providing high-quality, cost-effective care. Additionally, our operations have been affected and may in the future be affected by staffing shortages. In recent years, staffing shortages and competition have resulted in increased labor costs, including significant sign-on and shift bonuses, and increased use of contract labor. See Item 1A, Risk Factors, of the 2023 Form 10‑K for further discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs and constrain our ability to take new patients.
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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2024	2023
Medicare	64.9%	65.3%
Medicare Advantage	17.0%	16.0%
Managed care	10.9%	11.0%
Medicaid	3.4%	4.1%
Other third-party payors	0.7%	0.9%
Workers’ compensation	0.5%	0.5%
Patients	0.3%	0.2%
Other income	2.3%	2.0%
Total	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2023 Form 10‑K.
Our Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Net operating revenues	$1,316.0	$1,160.4	13.4%
Operating expenses:
Salaries and benefits	711.6	629.0	13.1%
Other operating expenses	203.9	177.9	14.6%
Occupancy costs	14.0	13.8	1.4%
Supplies	58.5	53.8	8.7%
General and administrative expenses	50.2	43.4	15.7%
Depreciation and amortization	70.3	63.9	10.0%
Total operating expenses	1,108.5	981.8	12.9%
Interest expense and amortization of debt discounts and fees	35.2	36.4	(3.3)%
Other income	(5.4)	(3.6)	50.0%
Equity in net income of nonconsolidated affiliates	(0.7)	(0.4)	75.0%
Income from continuing operations before income tax expense	178.4	146.2	22.0%
Provision for income tax expense	38.3	31.9	20.1%
Income from continuing operations	140.1	114.3	22.6%
Loss from discontinued operations, net of tax	(1.3)	(1.0)	30.0%
Net income	138.8	113.3	22.5%
Less: Net and comprehensive income attributable to noncontrolling interests	(26.3)	(25.6)	2.7%
Net income attributable to Encompass Health	$112.5	$87.7	28.3%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Salaries and benefits	54.1%	54.2%
Other operating expenses	15.5%	15.3%
Occupancy costs	1.1%	1.2%
Supplies	4.4%	4.6%
General and administrative expenses	3.8%	3.7%
Depreciation and amortization	5.3%	5.5%
Total operating expenses	84.2%	84.6%
Additional information regarding our operating results is as follows:

	Three Months Ended March 31,		Percentage Change
	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$1,282.7	$1,134.2	13.1%
Outpatient and other	33.3	26.2	27.1%
Net operating revenues	$1,316.0	$1,160.4	13.4%
	(Actual Amounts)
Discharges	61,111	55,557	10.0%
Net patient revenue per discharge	$20,990	$20,415	2.8%
Outpatient visits	29,744	31,852	(6.6)%
Average length of stay (days)	12.3	12.5	(1.6)%
Occupancy %	76.7%	73.4%	4.5%
# of licensed beds	10,781	10,510	2.6%
Occupied beds	8,269	7,714	7.2%
Full-time equivalents (FTEs) - internal	27,209	25,122	8.3%
Contract labor FTEs	434	459	(5.4)%
Total FTEs*	27,643	25,581	8.1%
Employees per occupied bed	3.34	3.32	0.6%
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

Net Operating Revenues
Our consolidated Net operating revenues increased during the three months ended March 31, 2024 compared to the same period of 2023 primarily due to increased volumes. Discharge growth included a 6.7% increase in same-store discharges. Discharge growth from new stores during the three months ended March 31, 2024 compared to the same period of 2023 resulted from our joint ventures in Knoxville, Tennessee (March 2023), Owasso, Oklahoma (March 2023), Bowie, Maryland (June 2023), and Columbus, Georgia (September 2023), as well as our wholly owned hospitals in Clermont, Florida (April 2023), Prosper, Texas (November 2023), and Fitchburg, Wisconsin (November 2023). Growth in net patient revenue per discharge during the three months ended March 31, 2024 compared to the same period of 2023 primarily resulted from an increase in reimbursement rates partially offset by change in patient mix.
The increase in outpatient and other revenue during the three months ended March 31, 2024 included an increase of $6.9 million in provider tax revenues (offset by a $1.9 million increase in provider tax expenses included in Other operating expenses).
Salaries and Benefits
Salaries and benefits increased during the three months ended March 31, 2024 compared to the same period of 2023 primarily due to salary and benefit cost increases for our employees and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. Salaries and benefits decreased as a percent of Net operating revenues during the three months ended March 31, 2024 compared to the same period of 2023 primarily due to decreases in both contract labor and sign-on and shift bonuses.
Other Operating Expenses
Other operating expenses increased in terms of dollars and as a percent of Net operating revenues during the three months ended March 31, 2024 compared to the same period of 2023 primarily due to increased provider taxes, higher costs resulting from our development activities, and a $10.4 million impairment charge related to the closure of our joint venture inpatient rehabilitation hospital in Eau Claire, Wisconsin. In January 2024, we received notice that our joint venture partner intended to close its acute-care hospital in which our joint venture inpatient rehabilitation hospital is located. We closed that joint venture hospital in February 2024 and incurred a one-time impairment charge of $10.4 million. The impact to Net income attributable to Encompass Health during the three months ended March 31, 2024 resulting from the impairment was $1.8 million after reductions for Net income attributable to noncontrolling interests of $7.3 million and the Provision for income tax expense of $1.3 million.
General and Administrative Expenses
General and administrative expenses increased in terms of dollars and as a percent of Net operating revenues during the three months ended March 31, 2024 compared to the same period of 2023 primarily due to higher incentive compensation costs.
Depreciation and Amortization
Depreciation and amortization increased during the three months ended March 31, 2024 compared to the same period of 2023 due to our capital investments. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three months ended March 31, 2024 compared to the same period of 2023 primarily due to the increase in Net operating revenues as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense increased during the three months ended March 31, 2024 compared to the same period of 2023 primarily due to higher Income from continuing operations before income tax expense.
We currently estimate our cash payments for income taxes to be approximately $150 million to $170 million, net of refunds, for 2024. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2024.

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
See Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 16, Income Taxes, to the consolidated financial statements accompanying the 2023 Form 10‑K.
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during the three months ended March 31, 2024 compared to the same period of 2023 resulted from increased profitability from certain existing joint venture hospitals mostly offset by the impact from the impairment related to the closure of our joint venture hospital in Eau Claire, Wisconsin in February 2024, as discussed above.
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
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities in 2024. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and we have significant availability under our revolving credit facility. We continue to generate strong cash flows from operations and we have significant flexibility with how we choose to invest our cash and return capital to shareholders.
For additional information, see Note 3, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2023 Form 10‑K.
Current Liquidity
As of March 31, 2024, we had $134.4 million in Cash and cash equivalents. This amount excludes $38.3 million in Restricted cash and $113.0 million of restricted marketable securities ($35.8 million included in Other current assets and $77.2 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 5, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2023 Form 10‑K.
In addition to Cash and cash equivalents, as of March 31, 2024, we had approximately $964 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2024, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended March 31, 2024, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2027, and our bonds all mature in 2025 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2024.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2023 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$238.8	$227.9
Net cash used in investing activities	(129.7)	(104.0)
Net cash used in financing activities	(40.6)	(58.0)
Increase in cash, cash equivalents, and restricted cash	$68.5	$65.9
Operating activities. The increase in Net cash provided by operating activities for the three months ended March 31, 2024 compared to the same period of 2023 primarily resulted from an increase in Net income which was driven by growth in Net operating revenues.
Investing activities. The increase in Net cash used in investing activities during the three months ended March 31, 2024 compared to the same period of 2023 primarily resulted from increased Purchases of property, equipment, and intangible assets.
Financing activities. The decrease in Net cash used in financing activities during the three months ended March 31, 2024 compared to the same period of 2023 primarily resulted from lower net debt payments on our revolving credit facility and distributions paid to noncontrolling interests of consolidated affiliates.
Contractual Obligations
Our consolidated contractual obligations as of March 31, 2024 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding finance lease obligations (a)	$2,373.4	$3.6	$2,369.8
Interest on long-term debt (b)	549.3	117.8	431.5
Finance lease obligations (c)	493.5	47.0	446.5
Operating lease obligations (d)	286.8	40.3	246.5
Purchase obligations (e)	208.5	50.8	157.7
Total	$3,911.5	$259.5	$3,652.0
(a)    Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 3, Long-term Debt, accompanying the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2023 Form 10‑K.
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
(d)    We lease approximately 9% of our hospitals as well as other property and equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 8, Leases, to the consolidated financial statements accompanying the 2023 Form 10‑K.
(e)    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Encompass Health and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support and contract services. Purchase obligations are not recognized in our condensed consolidated balance sheet.
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2024, we made capital expenditures of approximately $139 million for property, equipment, and intangible assets. During 2024, we expect to spend approximately $580 million to $610 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $185 million to $195 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects.
Authorizations for Returning Capital to Stakeholders
In October 2023 and February 2024, our board of directors declared cash dividends of $0.15 per share that were paid in January 2024 and April 2024, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, and (2) either (a) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x and our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.50x or (b) our leverage ratio remains in compliance with the leverage ratio covenant and there is capacity under the Available Amount as defined in the credit agreement. The terms of our Notes indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 3, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2023 Form 10‑K.
On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of March 31, 2024, approximately $198 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
Supplemental Guarantor Financial Information
Our indebtedness under our credit agreement and the 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028, 4.75% Senior Notes due 2030, and 4.625% Senior Notes due 2031, (collectively, the “Senior Notes”) are guaranteed by certain consolidated subsidiaries. These guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. The Senior Notes are guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt. The other subsidiaries of Encompass Health do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-guarantor subsidiaries”).
Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries.

Three Months Ended March 31, 2024
(In Millions)
Net operating revenues	$827.6
Intercompany revenues generated from non-guarantor subsidiaries	24.6
Total net operating revenues	$852.2

Operating expenses	$715.3
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	9.2
Total operating expenses	$724.5

Income from continuing operations	$72.5
Net income	$71.2
Net income attributable to Encompass Health	$71.2

	As of March 31, 2024	As of December 31, 2023
	(In Millions)
Total current assets	$644.8	$562.2

Property and equipment, net	$2,251.5	$2,219.0
Goodwill	906.9	902.6
Intercompany receivable due from non-guarantor subsidiaries	180.4	193.8
Other noncurrent assets	457.3	468.7
Total noncurrent assets	$3,796.1	$3,784.1

Total current liabilities	$495.1	$496.1

Long-term debt, net of current portion	$2,601.8	$2,604.7
Other noncurrent liabilities	342.4	339.5
Total noncurrent liabilities	$2,944.2	$2,944.2
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net cash provided by operating activities and to Net income.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2023 Form 10‑K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2023 Form 10‑K.
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$238.8	$227.9
Interest expense and amortization of debt discounts and fees	35.2	36.4
Gain on sale of investments, excluding impairments	1.3	1.7
Equity in net income of nonconsolidated affiliates	0.7	0.4
Net income attributable to noncontrolling interests in continuing operations	(26.3)	(25.6)
Amortization of debt-related items	(2.4)	(2.3)
Distributions from nonconsolidated affiliates	(0.8)	(0.1)
Current portion of income tax expense	31.8	27.9
Change in assets and liabilities	1.6	(37.9)
Cash used in operating activities of discontinued operations	0.7	1.3
Asset impairment impact on noncontrolling interests	(7.3)	—
Change in fair market value of equity securities	(0.3)	(0.5)
Other	—	(0.2)
Adjusted EBITDA	$273.0	$229.0

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2024	2023
Net income	$138.8	$113.3
Loss from discontinued operations, net of tax, attributable to Encompass Health	1.3	1.0
Net income attributable to noncontrolling interests included in continuing operations	(26.3)	(25.6)
Provision for income tax expense	38.3	31.9
Interest expense and amortization of debt discounts and fees	35.2	36.4
Loss on disposal or impairment of assets	13.7	0.7
Depreciation and amortization	70.3	63.9
Stock-based compensation	9.3	7.9
Change in fair market value of equity securities	(0.3)	(0.5)
Asset impairment impact on noncontrolling interests	(7.3)	—
Adjusted EBITDA	$273.0	$229.0
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2024 that have a material effect on our Internal Control over Financial Reporting.

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
Information relating to certain legal proceedings in which we are involved is included in Note 9, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2023 (the “2023 Form 10‑K”).
Item 1A.Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2023 Form 10-K. However, certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2024:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2024	111,761	$66.77	—	$198,053,924
February 1 through February 28, 2024	64,410	75.17	—	198,053,924
March 1 through March 31, 2024	219	82.58	—	198,053,924
Total	176,390	69.86	—
(1)Except as noted in the following sentence, the number of shares reported in this column represents the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In January, 1,448 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	May 1, 2024

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1
Description of the Encompass Health Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in Encompass Health’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2024).+

10.2
Description of the annual compensation arrangement for non-employee directors of Encompass Health Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in Encompass Health’s Definitive Proxy Statement on Schedule 14A, filed on April 2, 2024).+

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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