Form 10-Q
period 2024-06-30
Encompass Health Corp
filed 2024-08-06
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The registrant had 100,625,306 shares of common stock outstanding, net of treasury shares, as of July 24, 2024.

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
•We are highly concentrated in our primary line of business, particularly with respect to Medicare regulations and reimbursement.
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
•Reimbursement claims are subject to various audits and such audits may lead to assertions that we have been overpaid or have submitted improper claims, and these assertions have in the past and will in the future require us to incur additional costs to respond to requests for records and defend the validity of payments and to refund any amounts determined to have been overpaid.
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
•Changes in the rules and regulations of the healthcare industry at the federal, state, and local levels, including those contemplated now and in the future as part of healthcare reform and deficit reduction (such as the Inpatient Rehabilitation Facility Review Choice Demonstration, the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, and other payment system reforms) could decrease revenues and increase the costs of complying with the rules and regulations and have done so in the past from time to time.
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
•Incidents affecting the proper operation, availability, or security of our or our vendors’ or partners’ information systems, including the patient information stored there, or business continuity could cause substantial losses and adversely affect our operations and governmental mandates to increase use of electronic records and interoperability exacerbate that risk.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In Millions, Except Per Share Data)
Net operating revenues	$1,301.2	$1,187.1	$2,617.2	$2,347.5
Operating expenses:
Salaries and benefits	700.5	636.2	1,412.1	1,265.2
Other operating expenses	189.9	172.7	393.8	350.6
Occupancy costs	14.2	14.3	28.2	28.1
Supplies	57.6	52.0	116.1	105.8
General and administrative expenses	50.5	55.4	100.7	98.8
Depreciation and amortization	72.9	72.6	143.2	136.5
Total operating expenses	1,085.6	1,003.2	2,194.1	1,985.0
Interest expense and amortization of debt discounts and fees	34.3	36.3	69.5	72.7
Other income	(3.3)	(2.7)	(8.7)	(6.3)
Equity in net income of nonconsolidated affiliates	(1.4)	(0.9)	(2.1)	(1.3)
Income from continuing operations before income tax expense	186.0	151.2	364.4	297.4
Provision for income tax expense	38.3	32.8	76.6	64.7
Income from continuing operations	147.7	118.4	287.8	232.7
Loss from discontinued operations, net of tax	(1.2)	(1.2)	(2.5)	(2.2)
Net and comprehensive income	146.5	117.2	285.3	230.5
Less: Net and comprehensive income attributable to noncontrolling interests	(32.4)	(25.8)	(58.7)	(51.4)
Net and comprehensive income attributable to Encompass Health	$114.1	$91.4	$226.6	$179.1

Weighted average common shares outstanding:
Basic	99.9	99.5	99.9	99.5
Diluted	102.0	101.1	102.1	101.0
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.14	$0.92	$2.28	$1.81
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.02)
Net income	$1.13	$0.91	$2.25	$1.79
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.13	$0.91	$2.24	$1.79
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net income	$1.12	$0.90	$2.22	$1.77

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$115.3	$92.6	$229.1	$181.3
Loss from discontinued operations, net of tax	(1.2)	(1.2)	(2.5)	(2.2)
Net income attributable to Encompass Health	$114.1	$91.4	$226.6	$179.1
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2024	December 31, 2023
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$154.4	$69.1
Restricted cash	27.7	35.1
Accounts receivable	589.7	611.6
Other current assets	166.3	126.0
Total current assets	938.1	841.8
Property and equipment, net	3,438.9	3,301.0
Operating lease right-of-use assets	216.3	208.5
Goodwill	1,284.0	1,281.3
Intangible assets, net	303.0	278.2
Other long-term assets	208.4	191.6
Total assets(1)	$6,388.7	$6,102.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$32.5	$24.8
Current operating lease liabilities	26.6	24.1
Accounts payable	164.2	170.0
Accrued expenses and other current liabilities	471.2	437.5
Total current liabilities	694.5	656.4
Long-term debt, net of current portion	2,684.1	2,687.8
Long-term operating lease liabilities	202.0	196.1
Deferred income tax liabilities	91.2	87.0
Other long-term liabilities	186.9	177.9
Total liabilities(1)	3,858.7	3,805.2
Commitments and contingencies
Redeemable noncontrolling interests	48.6	42.0
Shareholders’ equity:
Encompass Health shareholders’ equity	1,839.4	1,647.5
Noncontrolling interests	642.0	607.7
Total shareholders’ equity	2,481.4	2,255.2
Total liabilities(1) and shareholders’ equity	$6,388.7	$6,102.4
(1)Our consolidated assets as of June 30, 2024 and December 31, 2023 include total assets of variable interest entities of $204.1 million and $207.7 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2024 and December 31, 2023 include total liabilities of the variable interest entities of $45.1 million and $42.2 million, respectively. See Note 2, Variable Interest Entities.
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2024
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.7	$1.2	$1,797.2	$503.7	$(560.2)	$620.4	$2,362.3
Net income	—	—	—	114.1	—	30.9	145.0
Dividends declared ($0.15 per share)	—	—	0.1	(15.4)	—	—	(15.3)
Stock-based compensation	—	—	13.6	—	—	—	13.6
Distributions declared	—	—	—	—	—	(27.6)	(27.6)
Capital contributions from consolidated affiliates	—	—	—	—	—	18.2	18.2
Repurchases of common stock in open market	(0.2)	—	—	—	(16.8)	—	(16.8)
Other	0.2	—	(4.1)	(0.1)	6.1	0.1	2.0
Balance at end of period	100.7	$1.2	$1,806.8	$602.3	$(570.9)	$642.0	$2,481.4

	Three Months Ended June 30, 2023
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.2	$1.2	$1,739.1	$188.3	$(545.1)	$542.2	$1,925.7
Net income	—	—	—	91.4	—	23.6	115.0
Dividends declared ($0.15 per share)	—	—	—	(15.1)	—	—	(15.1)
Stock-based compensation	—	—	15.6	—	—	—	15.6
Distributions declared	—	—	—	—	—	(27.5)	(27.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	4.1	4.1
Other	—	—	0.3	—	(0.4)	—	(0.1)
Balance at end of period	100.2	$1.2	$1,755.0	$264.6	$(545.5)	$542.4	$2,017.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Six Months Ended June 30, 2024
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.3	$1.2	$1,787.0	$406.5	$(547.2)	$607.7	$2,255.2
Net income	—	—	—	226.6	—	55.7	282.3
Receipt of treasury stock	(0.2)	—	—	—	(12.1)	—	(12.1)
Dividends declared ($0.30 per share)	—	—	0.2	(30.8)	—	—	(30.6)
Stock-based compensation	—	—	22.9	—	—	—	22.9
Distributions declared	—	—	—	—	—	(58.1)	(58.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	36.6	36.6
Repurchases of common stock in open market	(0.2)	—	—	—	(16.8)	—	(16.8)
Other	0.8	—	(3.3)	—	5.2	0.1	2.0
Balance at end of period	100.7	$1.2	$1,806.8	$602.3	$(570.9)	$642.0	$2,481.4

	Six Months Ended June 30, 2023
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.8	$1.1	$1,730.2	$115.7	$(536.7)	$516.0	$1,826.3
Net income	—	—	—	179.1	—	47.1	226.2
Receipt of treasury stock	(0.1)	—	—	—	(7.7)	—	(7.7)
Dividends declared ($0.30 per share)	—	—	—	(30.2)	—	—	(30.2)
Stock-based compensation	—	—	23.5	—	—	—	23.5
Distributions declared	—	—	—	—	—	(58.7)	(58.7)
Capital contributions from consolidated affiliates	—	—	—	—	—	38.0	38.0
Other	0.5	0.1	1.3	—	(1.1)	—	0.3
Balance at end of period	100.2	$1.2	$1,755.0	$264.6	$(545.5)	$542.4	$2,017.7
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In Millions)
Cash flows from operating activities:
Net income	$285.3	$230.5
Loss from discontinued operations, net of tax	2.5	2.2
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	143.2	136.5
Stock-based compensation	22.9	23.5
Deferred tax expense	4.2	0.3
Other, net	14.2	3.1
Change in assets and liabilities, net of acquisitions—
Accounts receivable	0.9	11.5
Other assets	(48.4)	(8.4)
Accounts payable	1.8	4.0
Other liabilities	32.3	34.3
Net cash used in operating activities of discontinued operations	(2.7)	(2.9)
Total adjustments	168.4	201.9
Net cash provided by operating activities	456.2	434.6
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(296.3)	(221.7)
Proceeds from sale of restricted investments	17.0	1.0
Other, net	(8.8)	(11.8)
Net cash used in investing activities	(288.1)	(232.5)
Cash flows from financing activities:
Principal borrowings on notes	—	20.0
Principal payments on debt, including pre-payments	(2.4)	(5.7)
Borrowings on revolving credit facility	50.0	60.0
Payments on revolving credit facility	(50.0)	(115.0)
Principal payments under finance lease obligations	(10.7)	(9.5)
Taxes paid on behalf of employees for shares withheld	(12.1)	(7.7)
Contributions from noncontrolling interests of consolidated affiliates	33.3	46.3
Dividends paid on common stock	(30.8)	(30.5)
Distributions paid to noncontrolling interests of consolidated affiliates	(52.5)	(59.4)
Repurchases of common stock, including fees and expenses	(16.8)	—
Other, net	1.8	—
Net cash used in financing activities	(90.2)	(101.5)
Increase in cash, cash equivalents, and restricted cash	77.9	100.6
Cash, cash equivalents, and restricted cash at beginning of period	104.2	53.4
Cash, cash equivalents, and restricted cash at end of period	$182.1	$154.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In Millions)
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$69.1	$21.8
Restricted cash at beginning of period	35.1	31.6
Cash, cash equivalents, and restricted cash at beginning of period	$104.2	$53.4

Cash and cash equivalents at end of period	$154.4	$117.5
Restricted cash at end of period	27.7	36.5
Cash, cash equivalents, and restricted cash at end of period	$182.1	$154.0

Supplemental schedule of noncash operating, investing, and financing activities:
Accrued purchases of property, equipment, and intangible assets	$(3.4)	$19.0
Operating lease additions and adjustments	24.9	7.6
Joint venture contributions	11.8	18.0
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation (the “Company” or “Encompass Health”), incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. Our national network of inpatient rehabilitation hospitals stretches across 37 states and Puerto Rico, with concentrations of hospitals in Florida and Texas. As of June 30, 2024, we operate 163 inpatient rehabilitation hospitals. We are the sole owner of 99 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 64 jointly owned hospitals.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Medicare	$841.6	$763.2	$1,695.3	$1,520.7
Medicare Advantage	224.2	198.1	448.4	384.5
Managed care	138.7	133.5	281.1	260.6
Medicaid	43.0	48.8	88.1	96.2
Other third-party payors	10.7	10.6	20.3	21.5
Workers’ compensation	6.8	7.3	13.8	13.0
Patients	3.7	4.0	7.6	6.6
Other income	32.5	21.6	62.6	44.4
Total	$1,301.2	$1,187.1	$2,617.2	$2,347.5
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2023 Form 10-K for our policy related to Net operating revenues.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Noncontrolling Interests in Consolidated Affiliates—
Effective July 1, 2024, we expanded our existing joint venture with Piedmont Healthcare (“Piedmont”), which we control, by contributing the assets and operations of our previously wholly-owned 70-bed hospital in Augusta, Georgia. Piedmont contributed approximately $90 million on July 1, 2024, which indirectly resulted in Piedmont obtaining a 50% ownership interest in the hospital. As a result of this transaction, we expect to record a post-tax gain of approximately $23 million increasing Capital in excess of par value on the condensed consolidated statement of shareholders’ equity for the nine months ending September 30, 2024.
On July 1, 2023, we entered into a joint venture agreement with the University of Maryland Rehabilitation Institute of Southern Maryland, LLC (“UM Rehab”) to operate our previously wholly-owned 60-bed hospital in Bowie, Maryland. As a condition of the joint venture agreement, UM Rehab paid $26.3 million on June 30, 2023, for a 50% ownership interest in the hospital which became effective on July 1, 2023. This payment is included in Contributions from noncontrolling interests of consolidated affiliates on the condensed consolidated statement of cash flows for the six months ended June 30, 2023.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
2.Variable Interest Entities
As of June 30, 2024 and December 31, 2023, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of June 30, 2024. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$0.5	$0.2
Accounts receivable	36.7	36.7
Other current assets	5.1	5.0
Total current assets	42.3	41.9
Property and equipment, net	133.9	128.8
Operating lease right-of-use assets	1.3	1.4
Goodwill	15.9	15.9
Intangible assets, net	1.1	1.2
Other long-term assets	9.6	18.5
Total assets	$204.1	$207.7
Liabilities
Current liabilities:
Current portion of long-term debt	$0.9	$0.9
Accounts payable	8.2	7.6
Accrued expenses and other current liabilities	21.5	18.7
Total current liabilities	30.6	27.2
Long-term debt, net of current portion	13.1	13.6
Long-term operating lease liabilities	1.4	1.4
Total liabilities	$45.1	$42.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
3.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2024	December 31, 2023
Credit Agreement—
Advances under revolving credit facility	$—	$—
Bonds payable—
5.75% Senior Notes due 2025	349.0	348.5
4.50% Senior Notes due 2028	786.7	785.0
4.75% Senior Notes due 2030	782.8	781.5
4.625% Senior Notes due 2031	392.0	391.5
Other notes payable	76.7	66.0
Finance lease obligations	329.4	340.1
	2,716.6	2,712.6
Less: Current portion	(32.5)	(24.8)
Long-term debt, net of current portion	$2,684.1	$2,687.8
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2024	$12.7	$12.7
2025	387.4	386.3
2026	36.0	36.0
2027	43.2	43.2
2028	831.7	818.4
2029	40.5	40.5
Thereafter	1,404.8	1,379.5
Total	$2,756.3	$2,716.6
On July 15, 2024, we issued notice for redemption of $150 million of the outstanding principal balance of our 5.75% Senior Notes due 2025 (the “2025 Notes”). The associated redemption date will be August 15, 2024, and the redemption price will be 100.0% of par, plus accrued and unpaid interest pursuant to the terms of the 2025 Notes. We plan to use cash on hand to fund the redemption. As a result of this redemption, we expect to record an approximate $0.4 million loss on early extinguishment of debt in the third quarter of 2024.
4.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$42.0	$35.6
Net income attributable to noncontrolling interests	3.0	4.3
Distributions declared	(4.9)	(0.6)
Contribution to joint venture	8.5	—
Balance at end of period	$48.6	$39.3

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to nonredeemable noncontrolling interests	$30.9	$23.6	$55.7	$47.1
Net income attributable to redeemable noncontrolling interests	1.5	2.2	3.0	4.3
Net income attributable to noncontrolling interests	$32.4	$25.8	$58.7	$51.4
See also Note 5, Fair Value Measurements.
5.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities (2)	$117.3	$4.0	$113.3	$—	M
Redeemable noncontrolling interests	48.6	—	—	48.6	I
As of December 31, 2023
Equity securities (2)	$126.2	$4.0	$122.2	$—	M
Redeemable noncontrolling interests	42.0	—	—	42.0	I
(1) The two valuation techniques are: market approach (M) and income approach (I).
(2) As of June 30, 2024, $37.4 million are included in Other current assets and $79.9 million are included in Other long-term assets in the condensed consolidated balance sheet. As of December 31, 2023, $37.6 million are included in Other current assets and $88.6 million are included in Other long-term assets in the condensed consolidated balance sheet.
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2024 and 2023, we did not record any material gains or losses related to these assets.

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

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
5.75% Senior Notes due 2025	$349.0	$349.0	$348.5	$349.3
4.50% Senior Notes due 2028	786.7	759.0	785.0	763.6
4.75% Senior Notes due 2030	782.8	748.4	781.5	755.0
4.625% Senior Notes due 2031	392.0	367.4	391.5	369.4
Other notes payable	76.7	76.7	66.0	66.0
Financial commitments:
Letters of credit	—	36.3	—	31.9
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2023 Form 10‑K.
6.Share-Based Payments
During the six months ended June 30, 2024, we issued a total of 0.5 million restricted stock awards to members of our management team and our board of directors. Of the restricted stock awards issued to members of our management team, 0.2 million contain only a service condition, while the remainder contain a service and/or performance condition as well as a market condition for certain members of management. For the awards that include a performance and market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable three-year performance measurement period and the applicable three-year market condition measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2023 Form 10‑K.
7.Income Taxes
Our Provision for income tax expense of $38.3 million and $76.6 million for the three and six months ended June 30, 2024, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate partially offset by tax benefits resulting from share-based compensation windfalls. Our Provision for income tax expense of $32.8 million and $64.7 million for the three and six months ended June 30, 2023, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
8.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic:
Numerator:
Income from continuing operations	$147.7	$118.4	$287.8	$232.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(32.4)	(25.8)	(58.7)	(51.4)
Less: Income allocated to participating securities	(0.8)	(0.6)	(1.6)	(1.2)
Income from continuing operations attributable to Encompass Health common shareholders	114.5	92.0	227.5	180.1
Loss from discontinued operations attributable to Encompass Health common shareholders	(1.2)	(1.2)	(2.5)	(2.2)
Net income attributable to Encompass Health common shareholders	$113.3	$90.8	$225.0	$177.9
Denominator:
Basic weighted average common shares outstanding	99.9	99.5	99.9	99.5
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.14	$0.92	$2.28	$1.81
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.02)
Net income	$1.13	$0.91	$2.25	$1.79

Diluted:
Numerator:
Income from continuing operations	$147.7	$118.4	$287.8	$232.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(32.4)	(25.8)	(58.7)	(51.4)
Income from continuing operations attributable to Encompass Health common shareholders	115.3	92.6	229.1	181.3
Loss from discontinued operations attributable to Encompass Health common shareholders	(1.2)	(1.2)	(2.5)	(2.2)
Net income attributable to Encompass Health common shareholders	$114.1	$91.4	$226.6	$179.1
Denominator:
Diluted weighted average common shares outstanding	102.0	101.1	102.1	101.0
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.13	$0.91	$2.24	$1.79
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net income	$1.12	$0.90	$2.22	$1.77

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	99.9	99.5	99.9	99.5
Restricted stock awards, dilutive stock options, and restricted stock units	2.1	1.6	2.2	1.5
Diluted weighted average common shares outstanding	102.0	101.1	102.1	101.0
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $32.3 million for the remainder of 2024, $40.3 million in 2025, $29.9 million in 2026, $24.9 million in 2027, $22.4 million in 2028, and $62.3 million thereafter. These contracts primarily relate to software licensing and support and contract services.

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
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statement Regarding Forward-Looking Statements” beginning on page ii of this report, which is incorporated herein by reference for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2023 Form 10‑K.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate hospitals in 37 states and Puerto Rico, with concentrations in Florida and Texas. As of June 30, 2024, we operate 163 inpatient rehabilitation hospitals. For additional information about our business, see Item 1, Business, and Item 1A, Risk Factors, of the 2023 Form 10‑K.
2024 Overview
During the three and six months ended June 30, 2024, Net operating revenues increased 9.6% and 11.5%, respectively, over the same periods of 2023 due primarily to volume growth. See “Results of Operations” section of this Item for additional volume information.
In our continued development and expansion efforts during 2024, we:
•began operating our new 50-bed inpatient rehabilitation hospital in Kissimmee, Florida in May 2024;
•began operating our new 40-bed inpatient rehabilitation hospital in Atlanta, Georgia with our joint venture partner Piedmont in May 2024;
•began operating our new 40-bed inpatient rehabilitation hospital in Louisville, Kentucky with our joint venture partner Baptist Health in June 2024;
•continued our capacity expansions by adding 115 new beds to existing hospitals (inclusive of our new 40-bed satellite inpatient rehabilitation hospital in Ballwin, Missouri which began operating in May 2024); and

•announced or continued the development of the following hospitals:

	Expected open date	Number of New Beds
		2024	2025	2026
De novo projects(1)
Johnston, Rhode Island(3)	3Q24	50	—	—
Fort Mill, South Carolina	3Q24	39	—	—
Houston, Texas	4Q24	61	—	—
Athens, Georgia(2)	1Q25	—	40	—
Fort Myers, Florida(2)	2Q25	—	60	—
Daytona Beach, Florida	2Q25	—	50	—
St. Petersburg, Florida	3Q25	—	50	—
Lake Worth, Florida	3Q25	—	50	—
Danbury, Connecticut	3Q25	—	40	—
Amarillo, Texas		—	—	50
Concordville, Pennsylvania		—	—	50
Norristown, Pennsylvania		—	—	50
Loganville, Georgia(2)		—	—	40
Irmo, South Carolina		—	—	50
Palm Beach Gardens, Florida		—	—	50
Avondale, Arizona		—	—	60
San Antonio, Texas		—	—	50
Remote and satellite hospitals (included in bed additions)(1)
Wildwood, Florida (in The Villages, Florida)		—	50	—
Other bed additions		~110	~80	~80
(1) Opening dates are tentative
(2) Expected joint venture
(3) Opened in July 2024
We also continued our shareholder distributions during the six months ended June 30, 2024 by paying a quarterly cash dividend of $0.15 per share on our common stock in January 2024, April 2024, and July 2024, respectively. On July 24, 2024, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.17 per share, payable on October 15, 2024 to stockholders of record on October 1, 2024. In addition, we repurchased 0.2 million shares of our common stock in the open market for $16.8 million during the six months ended June 30, 2024. For additional information see the “Liquidity and Capital Resources” section of this Item.
Business Outlook
We remain highly optimistic regarding the intermediate and long-term prospects of our business. Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future, reaching approximately 73 million people over the age of 65 by 2030. More specifically, the average age of our Medicare patients is approximately 77, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, inpatient rehabilitation services.
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

The healthcare industry faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities in 2024. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our ability to adapt to changes in reimbursement, sustain our business model, and grow through de novo hospitals and bed additions. See also Item 1, Business, “Competitive Strengths” and “Strategy and 2024 Strategic Priorities” of the 2023 Form 10‑K.
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
•Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs. On July 31, 2024, the Centers for Medicare & Medicaid Services (“CMS”) released its notice of final rulemaking for fiscal year 2025 for IRFs (the “2025 Final Rule”) under the inpatient rehabilitation facility prospective payment system. The 2025 Final Rule will implement a net 3.0% market basket increase (market basket update of 3.5% reduced by a productivity adjustment of 0.5%) effective for discharges between October 1, 2024 and September 30, 2025. The 2025 Final Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index, updates to outlier payments, and updates to the case-mix group relative weights and average lengths of stay values. Based on our analysis that utilizes the acuity of our patients annualized over a twelve-month period ended June 30, 2024, our experience with outlier payments over this same time frame, and other factors, we believe the 2025 Final Rule will result in a net increase to our Medicare payment rates of approximately 3.3% effective October 1, 2024.

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
Under RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of Medicare claims submitted to demonstrate compliance with applicable requirements during the first six-month review period or cycle. We elected the pre-claim review option for our IRFs in Alabama for the first cycle. Under the pre-claim review choice, services can begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted, reviewed, and approved before the final claim is paid. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. For the first cycle ending in February 2024, that validation percentage was 80% or greater. The validation percentages for cycles two and three are 85% or greater and 90% or greater, respectively. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. Our claim validation rate for cycle one exceeded 80% at our IRFs in Alabama. For cycle two, which began on May 1, 2024, we elected not to opt out, so our IRFs in Alabama remain subject to the 100% pre-claim review. We cannot predict the impact, if any, RCD may have on the collectability of our Medicare claims over its five-year term and ultimately our financial position, results of operations, and cash flows.
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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Medicare	64.7%	64.4%	64.8%	64.7%
Medicare Advantage	17.2%	16.7%	17.1%	16.4%
Managed care	10.7%	11.2%	10.7%	11.1%
Medicaid	3.3%	4.1%	3.4%	4.1%
Other third-party payors	0.8%	0.9%	0.8%	0.9%
Workers’ compensation	0.5%	0.6%	0.5%	0.6%
Patients	0.3%	0.3%	0.3%	0.3%
Other income	2.5%	1.8%	2.4%	1.9%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2023 Form 10‑K.

Our Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Net operating revenues	$1,301.2	$1,187.1	9.6%	$2,617.2	$2,347.5	11.5%
Operating expenses:
Salaries and benefits	700.5	636.2	10.1%	1,412.1	1,265.2	11.6%
Other operating expenses	189.9	172.7	10.0%	393.8	350.6	12.3%
Occupancy costs	14.2	14.3	(0.7)%	28.2	28.1	0.4%
Supplies	57.6	52.0	10.8%	116.1	105.8	9.7%
General and administrative expenses	50.5	55.4	(8.8)%	100.7	98.8	1.9%
Depreciation and amortization	72.9	72.6	0.4%	143.2	136.5	4.9%
Total operating expenses	1,085.6	1,003.2	8.2%	2,194.1	1,985.0	10.5%
Interest expense and amortization of debt discounts and fees	34.3	36.3	(5.5)%	69.5	72.7	(4.4)%
Other income	(3.3)	(2.7)	22.2%	(8.7)	(6.3)	38.1%
Equity in net income of nonconsolidated affiliates	(1.4)	(0.9)	55.6%	(2.1)	(1.3)	61.5%
Income from continuing operations before income tax expense	186.0	151.2	23.0%	364.4	297.4	22.5%
Provision for income tax expense	38.3	32.8	16.8%	76.6	64.7	18.4%
Income from continuing operations	147.7	118.4	24.7%	287.8	232.7	23.7%
Loss from discontinued operations, net of tax	(1.2)	(1.2)	—%	(2.5)	(2.2)	13.6%
Net income	146.5	117.2	25.0%	285.3	230.5	23.8%
Less: Net and comprehensive income attributable to noncontrolling interests	(32.4)	(25.8)	25.6%	(58.7)	(51.4)	14.2%
Net income attributable to Encompass Health	$114.1	$91.4	24.8%	$226.6	$179.1	26.5%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Salaries and benefits	53.8%	53.6%	54.0%	53.9%
Other operating expenses	14.6%	14.5%	15.0%	14.9%
Occupancy costs	1.1%	1.2%	1.1%	1.2%
Supplies	4.4%	4.4%	4.4%	4.5%
General and administrative expenses	3.9%	4.7%	3.8%	4.2%
Depreciation and amortization	5.6%	6.1%	5.5%	5.8%
Total operating expenses	83.4%	84.5%	83.8%	84.6%

Additional information regarding our operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$1,265.5	$1,162.3	8.9%	$2,548.2	$2,296.5	11.0%
Outpatient and other	35.7	24.8	44.0%	69.0	51.0	35.3%
Net operating revenues	$1,301.2	$1,187.1	9.6%	$2,617.2	$2,347.5	11.5%
	(Actual Amounts)
Discharges	60,833	57,011	6.7%	121,944	112,568	8.3%
Net patient revenue per discharge	$20,803	$20,387	2.0%	$20,896	$20,401	2.4%
Outpatient visits	29,312	30,752	(4.7)%	59,056	62,604	(5.7)%
Average length of stay (days)	12.2	12.3	(0.8)%	12.3	12.4	(0.8)%
Occupancy %	74.5%	72.4%	2.9%	75.0%	72.5%	3.4%
# of licensed beds	10,948	10,611	3.2%	10,948	10,611	3.2%
Occupied beds	8,156	7,682	6.2%	8,211	7,693	6.7%
Full-time equivalents (FTEs) - internal	27,297	25,453	7.2%	27,253	25,288	7.8%
Contract labor FTEs	450	476	(5.5)%	442	467	(5.4)%
Total FTEs*	27,747	25,929	7.0%	27,695	25,755	7.5%
Employees per occupied bed	3.40	3.38	0.6%	3.37	3.35	0.6%
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
In the discussion that follows, we use “same-store” comparisons to explain the changes in certain performance metrics within our financial statements. We calculate same-store comparisons based on hospitals open throughout both the full current periods and prior periods presented. These comparisons include the financial results of market consolidation transactions and capacity expansions (including the addition of satellite and remote hospitals) in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.
Net Operating Revenues
Our consolidated Net operating revenues increased during the three months ended June 30, 2024 compared to the same period of 2023 primarily due to increased volumes. Discharge growth included a 4.8% increase in same-store discharges. Discharge growth from new stores during the three months ended June 30, 2024 compared to the same period of 2023 resulted from our joint ventures in Bowie, Maryland (June 2023), Columbus, Georgia (September 2023), and Atlanta, Georgia (May 2024), as well as our wholly owned hospitals in Clermont, Florida (April 2023), Prosper, Texas (November 2023), Fitchburg, Wisconsin (November 2023), and Kissimmee, Florida (May 2024). Growth in net patient revenue per discharge during the three months ended June 30, 2024 compared to the same period of 2023 primarily resulted from an increase in reimbursement rates partially offset by higher revenue reserves related to bad debt. Revenue reserves related to bad debt as a percentage of Net operating revenues increased during the three months ended June 30, 2024 to 2.9% from 1.9% during the three months ended June 30, 2023 primarily due to an increase in medical necessity claim review audits and the reversal of Supplemental Medical Review Contractor audit reserves in the three months ended June 30, 2023.

Growth in revenues, discharges, and net patient revenue per discharge during the six months ended June 30, 2024 were impacted primarily by the same factors as discussed above for the second quarter of 2024. Discharge growth included a 5.5% increase in same-store discharges. Discharge growth from new stores during the six months ended June 30, 2024 compared to the same period of 2023 also resulted from our joint ventures in Knoxville, Tennessee (March 2023) and Owasso, Oklahoma (March 2023).
The increase in outpatient and other revenue during the three and six months ended June 30, 2024 included an increase of $10.3 million and $17.2 million, respectively, in provider tax revenues (offset by an increase of $5.4 million and $7.3 million, respectively, in provider tax expenses included in Other operating expenses).
Salaries and Benefits
Salaries and benefits increased during the three and six months ended June 30, 2024 compared to the same periods of 2023 primarily due to salary and benefit cost increases for our employees and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. Salaries and benefits increased as a percent of Net operating revenues during the three and six months ended June 30, 2024 compared to the same periods of 2023 primarily due to the increase in revenue reserves discussed above partially offset by the decreases in both contract labor and sign-on and shift bonuses. In order to meet our clinical staffing needs, we have continued to utilize third-party agencies and to pay sign-on and shift bonuses to our employees. While the costs associated with these actions have declined compared to the prior year period, future costs will be affected by labor market conditions and other factors.
Other Operating Expenses
Other operating expenses increased in terms of dollars and as a percent of Net operating revenues during the three and six months ended June 30, 2024 compared to the same periods of 2023 primarily due to increased provider taxes and higher costs resulting from our development activities. Other operating expenses during the six months ended June 30, 2024 included a $10.4 million impairment charge related to the closure of our joint venture inpatient rehabilitation hospital in Eau Claire, Wisconsin. In January 2024, we received notice that our joint venture partner intended to close its acute-care hospital in which our joint venture inpatient rehabilitation hospital was located. We closed that joint venture hospital in February 2024 and incurred a one-time impairment charge of $10.4 million. The impact to Net income attributable to Encompass Health during the six months ended June 30, 2024 resulting from the impairment was $1.8 million after reductions for Net income attributable to noncontrolling interests of $7.3 million and the Provision for income tax expense of $1.3 million.
General and Administrative Expenses
General and administrative expenses decreased in terms of dollars and as a percent of Net operating revenues during the three months ended June 30, 2024 compared to the same period of 2023 primarily due to higher volumes and lower incentive compensation costs.
General and administrative expenses increased in terms of dollars during the six months ended June 30, 2024 compared to the same period of 2023 primarily due to higher salaries, benefits, and software expenses partially offset by lower incentive compensation costs. General and administrative expenses decreased as a percent of Net operating revenues during the six months ended June 30, 2024 compared to the same period of 2023 primarily due to higher volumes.
Depreciation and Amortization
Depreciation and amortization increased during the three months ended June 30, 2024 compared to the same period of 2023 due to our capital investments. Depreciation and amortization during the three and six months ended June 30, 2023 included $6.1 million related to the accelerated amortization of the remaining carrying value of certificate of need (“CON”) assets in South Carolina. In May 2023, the governor of South Carolina signed into law S.164, which repealed the requirement of certain healthcare providers to obtain and/or maintain a CON.
See “Executive Overview” section of this item for information related to our development activity. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three and six months ended June 30, 2024 compared to the same periods of 2023 primarily due to the increase in Net operating revenues as discussed above.

Provision for Income Tax Expense
Our Provision for income tax expense increased during the three and six months ended June 30, 2024 compared to the same periods of 2023 primarily due to higher Income from continuing operations before income tax expense.
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
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during the three months ended June 30, 2024 compared to the same period of 2023 resulted from increased profitability from certain existing joint venture hospitals. The increase in Net income attributable to noncontrolling interests during the six months ended June 30, 2024 compared to the same period of 2023 resulted from increased profitability from certain existing joint venture hospitals partially offset by the impact from the impairment related to the closure of our joint venture hospital in Eau Claire, Wisconsin in February 2024, as discussed above.
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
Consistent with these objectives, on July 15, 2024, we issued notice for redemption of $150 million of the outstanding principal balance of our 5.75% Senior Notes due 2025 (the “2025 Notes”). The associated redemption date will be August 15, 2024, and the redemption price will be 100.0% of par, plus accrued and unpaid interest pursuant to the terms of the 2025 Notes. We plan to use cash on hand to fund the redemption. As a result of this redemption, we expect to record an approximate $0.4 million loss on early extinguishment of debt in the third quarter of 2024.
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

Current Liquidity
As of June 30, 2024, we had $154.4 million in Cash and cash equivalents. This amount excludes $27.7 million in Restricted cash and $117.3 million of restricted marketable securities ($37.4 million included in Other current assets and $79.9 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 5, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2023 Form 10‑K.
In addition to Cash and cash equivalents, as of June 30, 2024, we had approximately $964 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2024, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2024, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
Effective July 1, 2024, we expanded our existing joint venture with Piedmont Healthcare (“Piedmont”), which we control, by contributing the assets and operations of our previously wholly-owned 70-bed hospital in Augusta, Georgia. Piedmont contributed approximately $90 million on July 1, 2024, which indirectly resulted in Piedmont obtaining a 50% ownership interest in the hospital. For additional information, see Note 1, Basis of Presentation, “Noncontrolling Interests in Consolidated Affiliates,” to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2027, and our bonds all mature in 2025 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2024.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2023 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$456.2	$434.6
Net cash used in investing activities	(288.1)	(232.5)
Net cash used in financing activities	(90.2)	(101.5)
Increase in cash, cash equivalents, and restricted cash	$77.9	$100.6
Operating activities. The increase in Net cash provided by operating activities for the six months ended June 30, 2024 compared to the same period of 2023 primarily resulted from an increase in Net income which was driven by growth in Net operating revenues.

Investing activities. The increase in Net cash used in investing activities during the six months ended June 30, 2024 compared to the same period of 2023 primarily resulted from increased Purchases of property, equipment, and intangible assets.
Financing activities. The decrease in Net cash used in financing activities during the six months ended June 30, 2024 compared to the same period of 2023 primarily resulted from lower net debt payments partially offset by higher Repurchases of common stock, including fees and expenses. For additional information related to our stock repurchases, see “Authorizations for Returning Capital to Stakeholders” section below.
Contractual Obligations
Our consolidated contractual obligations as of June 30, 2024 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding finance lease obligations (a)	$2,387.2	$10.0	$2,377.2
Interest on long-term debt (b)	521.1	118.6	402.5
Finance lease obligations (c)	481.8	46.4	435.4
Operating lease obligations (d)	316.0	40.0	276.0
Purchase obligations (e)	212.1	53.5	158.6
Total	$3,918.2	$268.5	$3,649.7
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2024, we made capital expenditures of approximately $296 million for property, equipment, and intangible assets. During 2024, we expect to spend approximately $580 million to $610 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $185 million to $195 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects.

Authorizations for Returning Capital to Stakeholders
In October 2023, February 2024, and May 2024, our board of directors declared cash dividends of $0.15 per share that were paid in January 2024, April 2024, and July 2024, respectively. On July 24, 2024, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.17 per share, payable on October 15, 2024 to stockholders of record on October 1, 2024. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
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
On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of June 30, 2024, approximately $181 million remained under this authorization. On July 24, 2024, our board of directors approved resetting the aggregate common stock repurchase authorization to $500 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2024, we repurchased 0.2 million shares of our common stock in the open market for $16.8 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $1 billion revolving credit facility. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
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

Six Months Ended June 30, 2024
(In Millions)
Net operating revenues	$1,624.8
Intercompany revenues generated from non-guarantor subsidiaries	51.1
Total net operating revenues	$1,675.9

Operating expenses	$1,408.6
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	18.3
Total operating expenses	$1,426.9

Income from continuing operations	$141.0
Net income	$138.5
Net income attributable to Encompass Health	$138.5

	As of June 30, 2024	As of December 31, 2023
	(In Millions)
Total current assets	$674.7	$557.7

Property and equipment, net	$2,278.6	$2,201.3
Goodwill	893.1	888.9
Intercompany receivable due from non-guarantor subsidiaries	77.0	187.6
Other noncurrent assets	496.0	466.8
Total noncurrent assets	$3,744.7	$3,744.6

Total current liabilities	$507.7	$494.7

Long-term debt, net of current portion	$2,605.5	$2,604.7
Other noncurrent liabilities	335.7	339.5
Total noncurrent liabilities	$2,941.2	$2,944.2
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
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$456.2	$434.6
Interest expense and amortization of debt discounts and fees	69.5	72.7
Gain on sale of investments, excluding impairments	1.2	1.8
Equity in net income of nonconsolidated affiliates	2.1	1.3
Net income attributable to noncontrolling interests in continuing operations	(58.7)	(51.4)
Amortization of debt-related items	(4.9)	(4.7)
Distributions from nonconsolidated affiliates	(2.0)	(0.2)
Current portion of income tax expense	72.4	64.4
Change in assets and liabilities	13.4	(41.4)
Cash used in operating activities of discontinued operations	2.7	2.9
State regulatory change impact on noncontrolling interests	—	(2.2)
Asset impairment impact on noncontrolling interests	(7.3)	—
Change in fair market value of equity securities	0.1	0.6
Other	0.1	0.2
Adjusted EBITDA	$544.8	$478.6

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$146.5	$117.2	$285.3	$230.5
Loss from discontinued operations, net of tax, attributable to Encompass Health	1.2	1.2	2.5	2.2
Net income attributable to noncontrolling interests included in continuing operations	(32.4)	(25.8)	(58.7)	(51.4)
Provision for income tax expense	38.3	32.8	76.6	64.7
Interest expense and amortization of debt discounts and fees	34.3	36.3	69.5	72.7
(Gain) loss on disposal or impairment of assets	(3.0)	0.8	10.7	1.5
Depreciation and amortization	72.9	72.6	143.2	136.5
Stock-based compensation	13.6	15.6	22.9	23.5
State regulatory change impact on noncontrolling interests	—	(2.2)	—	(2.2)
Change in fair market value of equity securities	0.4	1.1	0.1	0.6
Asset impairment impact on noncontrolling interests	—	—	(7.3)	—
Adjusted EBITDA	$271.8	$249.6	$544.8	$478.6
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2024 that have a material effect on our Internal Control over Financial Reporting.

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
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2024:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2024	1,235	$80.22	—	$198,053,924
May 1 through May 31, 2024	50,240	84.48	50,240	193,809,788
June 1 through June 30, 2024	149,531	84.57	149,531	181,164,453
Total	201,006	84.52	199,771
(1)Except as noted in the following sentence, the number of shares reported in this column represents the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In April, 959 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
(2)    On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock. The common stock repurchase authorization of an aggregate of $250 million in value, approved by our board on July 24, 2018, was in effect for the period reported in this table. On July 24, 2024, our board approved resetting the aggregate common stock repurchase authorization to $500 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Item 5.Other Information
Insider Trading Arrangements
None.
Item 6.Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	August 6, 2024

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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