Form 10-K
period 2024-12-31
Encompass Health Corp
filed 2025-02-28
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☒        Accelerated filer ☐        Emerging growth company ☐
    Non-Accelerated filer ☐        Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8.5 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 100,709,106 shares of common stock of the registrant outstanding, net of treasury shares, as of February 13, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2025 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

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
Other Regulatory Risks
•Changes in the rules and regulations of the healthcare industry at the federal, state or local levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the re-basing of payment systems, the introduction of a unified post-acute payment system or case-mix weightings across post-acute settings, and other payment system reforms) could decrease revenues and increase the costs of complying with the rules and regulations.
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
ii

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
•A regional or global socio-political, weather, or other catastrophic event could severely disrupt our business, particularly in areas such as Texas or Florida where we have a concentration of hospitals and other coastal areas susceptible to tropical storms and in western states susceptible to wildfires.
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
iii

PART I
Item 1.Business
Overview of the Company
General
We are a national leader in post-acute healthcare services and the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate hospitals in 38 states and Puerto Rico, with concentrations in Florida and Texas. As of December 31, 2024, we operated 166 inpatient rehabilitation hospitals. We are committed to delivering high-quality, cost-effective patient care. For 2025, we were named to Fortune’s list of the World’s Most Admired Companies and Forbes’ list of Most Trusted Companies in America.
Our common stock is traded on the New York Stock Exchange (symbol “EHC”). Our principal executive offices are located at 9001 Liberty Parkway, Birmingham, Alabama 35242, and the telephone number of the principal executive offices is (205) 967-7116. Our website address is www.encompasshealth.com.
In addition to the discussion here, we encourage the reader to review Item 1A, Risk Factors, Item 2, Properties, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about our Company.
The table below provides selected operating and financial data.

	As of or for the Year Ended December 31,
	2024	2023	2022
Consolidated data:	(Actual Amounts)
Inpatient rehabilitation:
Number of hospitals	166	161	153
Discharges	248,498	229,480	211,116
Number of licensed beds	11,094	10,778	10,356

Net operating revenues:		(In Millions)
Inpatient	$5,230.5	$4,693.8	$4,251.6
Outpatient and other	142.7	107.4	97.0
Total	$5,373.2	$4,801.2	$4,348.6
Our inpatient rehabilitation hospitals offer specialized rehabilitative care across an array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. As participants in the Medicare program, our hospitals must be licensed and certified and otherwise comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement” section. Substantially all (91%) of the patients we serve are admitted from acute-care hospitals following physician referrals for specific acute inpatient rehabilitative care. Most of those patients have experienced significant physical or cognitive disabilities or injuries due to medical conditions, such as strokes, hip fractures, and a variety of debilitating neurological conditions, that are generally nondiscretionary in nature and require rehabilitative healthcare services in a facility-based setting. During the COVID-19 pandemic (the “pandemic”) and since, our hospitals have treated numerous patients with or recovering from the COVID-19 virus. Our focus on specialized rehabilitative care has meant that in many cases our hospitals have been ideal settings for treating the debilitating effects of the COVID-19 virus, such as significant muscle weakness, cognitive impairments, shortness of breath with activity, and malnutrition. Our teams of highly skilled nurses and physical, occupational, and speech therapists utilize proven technology and clinical protocols with the objective of restoring our patients’ physical and cognitive abilities. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers and other clinical staff monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leverages innovative technologies and advanced therapies and leads to superior outcomes.

Strategy and Strategic Priorities
Our overall strategy is to expand our network of inpatient rehabilitation hospitals, add capacity to existing hospitals, further strengthen our relationships with healthcare systems, provider networks, and payors in order to connect patient care across the healthcare continuum, and to deliver superior patient outcomes in a cost-effective manner. We believe this strategy, along with our demonstrated ability to adapt to changes in healthcare, positions us for success in the evolving healthcare delivery system. In pursuit of our strategy, we established the following priorities for 2025.
•Growth. We target the addition of 6 to 10 new inpatient rehabilitation hospitals and 80 to 120 beds to existing hospitals per year. We also believe we will continue to have organic growth opportunities within our same store hospitals based on our track record of growth, secular shifts in aging demographic populations, our ability to capture market share, and the maturation of newly opened locations.
•Operational Initiatives. Our priorities include operational initiatives that build on momentum from recent years and further our goal of superior patient outcomes. We have pursued and will continue to pursue initiatives to lower our rate of transfers to acute-care hospitals, improve our rate of discharges to community, and improve the patient experience.
We will continue to demonstrate our value proposition to Medicare Advantage payors by providing superior patient outcomes, including higher discharge to community rates and lower lengths of stay, compared to alternative sites of care. We believe our outcomes and quality of care data have helped drive significant improvement in the payments we receive from Medicare Advantage payors.
Given the significant number of stroke patients in need of post-acute care, we will continue working to build our stroke market share. As of December 31, 2024, 143 of our 166 hospitals held stroke-specific certifications that required us to demonstrate effective use of evidence-based clinical practice guidelines to manage and optimize stroke care and an organized approach to performance measurement and evaluation of clinical outcomes.
We will continue to develop and implement post-acute solutions that allow us to apply our clinical expertise, large post-acute datasets, electronic medical record technologies, and strategic partnerships to drive improved patient outcomes and lower the cost of care across the entire post-acute episode.
We will seek to expand efforts and initiatives to recruit and retain a qualified clinical workforce. For additional discussion of some of these initiatives, see the “Human Capital Management” section below.
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
•Capital Structure. We seek to maintain balance sheet flexibility, consider opportunistic refinancings and augment returns from investments in operations with shareholder distributions via common stock dividends and repurchases of our common stock. Our debt portfolio is concentrated in long-dated fixed-rate debt. Our free cash flow is the primary source of funding for the considerable investment in our de novo and bed addition growth plans. As an additional source of liquidity, we can access our $1 billion revolving credit facility of which $944 million was available for borrowing as of December 31, 2024. Our strong balance sheet as well as our leverage and liquidity profiles mitigate exposure to interest rate volatility and near-term refinancing risks.
For additional discussion of our strategic priorities as well as progress toward our priorities in 2024, including operating results, growth, and shareholder distributions, and our business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” “Results of Operations,” and “Liquidity and Capital Resources.”
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
•People. We believe our employees share a steadfast commitment to providing outstanding care to our patients. We undertake significant efforts to ensure our clinical and support staff receive the education and training necessary to provide the highest quality care in the most cost-effective manner. We embrace the Encompass Health Way, our core set of values developed through input from a broad cross section of our employees. The Encompass Health Way calls on each of our employees to set the standard, lead with empathy, do what’s right, focus on the positive, and ensure we are stronger together. We believe our culture is essential to attracting and retaining talent. For further discussion of our human capital management and our award-winning culture, see the section titled “Human Capital Management” below.
•Change Agility. We have a demonstrated ability to adapt in the face of numerous and significant regulatory, legislative, and operating environment changes. We believe our consistent and disciplined operating model allows us to be nimble and responsive to change, such as the significant operating and regulatory changes and challenges associated with the pandemic and the related public health emergency.
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
•Clinical Expertise and High-Quality Outcomes. We have extensive clinical experience from which we have developed standardized best practices and protocols. We believe these clinical best practices and protocols, particularly as leveraged with our well-trained clinicians and industry-leading technology, help ensure the delivery of consistently high-quality healthcare services, reduced inefficiencies, and improved performance across a spectrum of operational areas. Currently, we operate 144 hospitals that hold one or more Joint Commission Disease-Specific Care Certifications, such as stroke rehabilitation, hip fracture rehabilitation, brain injury rehabilitation, amputee rehabilitation, Parkinson’s Disease rehabilitation, and spinal cord injury rehabilitation certification.
•Cost Effectiveness. Our scale, data-driven business practices, consistent and disciplined operating model, and culture help us provide healthcare services on a cost-effective basis. We leverage centralized administrative functions, use data analytics to identify trends and respond on a timely basis, and identify best practices and implement them across our platform of hospitals. Our de novo and bed addition strategies incorporate pre-fabrication construction technology to create efficiencies by reducing reliance on subcontractors, improving supply chain efficiencies, providing a consistent construction quality, and realizing a speed-to-market benefit.
•Financial Resources. We have a proven track record of generating strong cash flows from operations that have allowed us to successfully pursue our growth strategy, manage our financial leverage, and make complementary shareholder distributions. We did not accept any pandemic relief funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020 or any other program or legislation. As of December 31, 2024, we have a strong, well-capitalized balance sheet, including ownership of approximately 78% of our hospital real estate, no significant debt maturities until 2028, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our business strategy.
•Advanced Technology and Innovation. We are focused on developing technology-enabled strategies to further improve our effectiveness at providing post-acute healthcare. Our post-acute innovation strategy is based on using our clinical expertise, our large post-acute datasets, and our proven capabilities in enterprise-level electronic medical record technologies, data analytics, data integration, and predictive analytics to drive value-based performance for our patients, our partners, and our payors. We believe our information systems and post-acute innovation solutions, in addition to improving patient care and operating efficiencies, allow us to collect, analyze, and share information on a timely basis making us an ideal partner for other healthcare providers in a coordinated care delivery environment. Our systems also emphasize interoperability with referral sources and other providers coordinating care. We have devoted substantial resources, effort and expertise to leveraging technology to create post-acute solutions that improve patient care and operating efficiencies.
Competition
The inpatient rehabilitation industry, outside of our leading position, is highly fragmented. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, most of which are within acute-care hospitals, in the markets we serve. An acute-care hospital operating its own unit, particularly one owned or operated by a large public company or not-for-profit that has a dominant position in the local market, can be a formidable competitor because 91% of our patients come from acute-care hospitals. There are several privately held companies offering post-acute rehabilitation services that compete with us primarily in select geographic markets. In addition, there is a public company that is primarily focused on other post-acute care services but also operates 35 inpatient rehabilitation hospitals. Other providers of post-acute care services compete for some rehabilitation patients. For example, nursing homes may market themselves as offering certain rehabilitation services, particularly to patients not in need of intensive rehabilitation therapy, even though those nursing homes are not required to offer the same level of care and are not licensed as hospitals. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payors and the acute-care hospitals, physicians, or other referral sources in the market, and the regulatory barriers to entry in certificate of need states. The ability to work as part of an integrated delivery payment model with other providers, including the ability to deliver quality patient outcomes and cost-effective care, could become an increasingly important factor in competition if a significant number of people in a market are participants in one or more of these models. See the “Regulation—Relationships with Physicians and Other Providers” and “Regulation—Certificates of Need” sections below for further discussion of some of these factors. For a list of our inpatient rehabilitation markets by state, see the table in Item 2, Properties.
Patients and Demographic Trends
Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future, reaching approximately 73 million people over the age of 65 by 2030. More specifically, the average age of our Medicare patients is approximately 78, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, inpatient rehabilitation services.
Despite the growing demand for inpatient rehabilitation services, the number of inpatient rehabilitation facilities (“IRFs”) has remained relatively stable — increasing just 2.3% from 1,179 in 2010 to 1,206 in 2023. This supply-demand imbalance is partly responsible for a relatively low conversion rate of inpatient rehabilitation eligible patients. We believe the percentage of patients who are discharged from acute-care hospitals with one or more of 13 specified medical conditions that The Centers for Medicare & Medicaid Services (“CMS”) ties to IRF eligibility and subsequently admitted to an IRF is approximately 15% based on Medicare fee-for-service data, which is the only publicly available data on the subject. To respond to the strong demand for our services, we continue to develop our current markets through bed additions and to construct or acquire hospitals in new markets. Since 2012, we have opened or acquired 71 new hospitals and increased the number of licensed beds we operate by approximately 67%, or 4,438 beds.

Human Capital Management
Overview of Our Employees. As of December 31, 2024, we employed approximately 40,000 individuals. In the healthcare services sector, many professionals, such as nurses, desire flexible work arrangements. Accordingly, part-time and per diem employees represent a large percentage of our employee population. Except for 50 employees at one hospital (approximately 15% of that hospital’s workforce), none of our employees are represented by a labor union as of December 31, 2024. The chart below includes a breakdown of our employees.

Type	Employees
Full-time Employees	23,564
Part-time Employees	3,253
Pool/Per-diem Employees	13,258
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
•all full-time and most part-time employees are eligible for health insurance (including mental health coverage), paid and unpaid leaves, a retirement plan, a wellness program, telemedicine, tuition reimbursement, an employee assistance program, and life and disability/accident coverage.
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

Diversity, Equity, and Inclusion. We believe fostering a strong culture that values diversity, equity, and inclusion, or DE&I, allows us to recruit and retain employees and provide high-quality care to our patients. Our DE&I program does not and has never encouraged or permitted illegal discrimination. Our goal is and has always been to provide equal opportunity for all individuals without regard to an individual’s sex, race, age or any other protected status. We will continue to make non-discriminatory employment decisions while continuing to foster an inclusive, respectful, safe, and productive work environment for all of our employees.
Our DE&I program is overseen by staff at our corporate office and supported by hospital committees. Together, they design and execute initiatives that strengthen relationships, improve communication, and increase understanding, so we can better serve each other, our patients, and our communities. We believe our DE&I program furthers our efforts to provide culturally competent care. The key components of our DE&I program are:
•Workforce Attraction and Development. We recruit from all of the communities we serve, which allows us to provide culturally competent care. In addition, we are committed to ensuring that all our employees are trained on lawful and nondiscriminatory DE&I topics as a foundational element of our employee and leadership development curriculum. In 2024, we launched a training series to equip our hospital people managers with the tools to handle real-life DE&I situations in the workplace. Our other DE&I initiatives include scholastic partnerships with colleges and universities, including historically black colleges, recruitment tools to help identify and attract diverse talent, a website career tool to help veterans find jobs that closely align with their specific skills, and ongoing policy and procedure reviews to incorporate guidance and practices that align with our mission of inclusion and promote compliance with applicable law. Our Developing Future CEOs, or DFCEO, program provides training and mentorship for emerging leaders. Since its inception, 47 individuals have completed the program and been placed as hospital CEOs.
•Community Partnership. We establish and maintain relationships with local organizations to promote our profile in our communities. An example of this type of partnership is our arrangement with Holy Family Cristo Rey Catholic High School in Birmingham. This partnership allows adolescents from disadvantaged groups to gain tangible work experience in our corporate office while earning funds for school tuition. In 2024, we sponsored seven students. Our other community initiatives include an annual report that provides information on our DE&I initiatives to people outside the Company. We also have memberships and active involvement in local chapters of the National Association of Health Service Executives, an organization that promotes the advancement and development of minority healthcare leaders. We provide training and mentorship to the next generation of healthcare leaders with the goal of helping them develop the skills and passion for inpatient rehabilitation. Many of our hospitals have clinical rotations with local universities and regularly attend school career fairs. We also sponsored the 2024 Magic City Classic, the largest historically black college and university football game in the country, in order to promote the Encompass Health brand and career opportunities to the in-person attendees, estimated at approximately 70,000, as well as visitors to the event’s website.
We have undertaken other initiatives to emphasize the importance of inclusion in the workplace and its role in providing the best quality patient care. For example, we sponsored the Birmingham Business Journal Leadership in Diversity and Inclusion Series, a series of interactive roundtable discussions with fellow local business leaders. We regularly communicate with employees to highlight a diverse range of personal experiences to promote inclusion throughout the organization. In addition, the human resources staff works closely with the quality, clinical and case management departments to improve health equity (including through development of our social determinants of health risk assessment for use by patient case managers) and ensure our interprofessional health care teams have the resources they need to provide culturally competent care.
The success of our DE&I program is evidenced by our annual employee engagement survey results. Ultimately, the employees who experience the DE&I program and our culture on a daily basis are the best judge of whether the program is serving to strengthen the human capital, improve its sustainability, and create a culture where career development and professional advancement opportunities are equitable and accessible to everyone at every level. In 2024, our employee engagement survey included the following DE&I-related questions, and the favorable (either agree or strongly agree) response rate for both us and the healthcare industry benchmark are set out below. The engagement survey elicited opinions from a broad segment of our workforce (93% of full-time employees responded), and favorable response rates for the DE&I questions were similar across gender and racial/ethnic categories.

Question/statement	Encompass Favorable	Industry Favorable
Diversity is embraced as a strength by the company.	83.1	78.9
My immediate manager supports diversity, equity and inclusion in the workplace.	88.4	65.4
There is an equal opportunity for people to have a successful career at the company.	81.1	61.2
My immediate manager cares about me as a person.	85.3	75.5
Our company equips staff with the resources to deliver culturally competent care to our patients.	85.1	75.7
Employee Development and Engagement. Our employee development and engagement further our ability to attract and retain healthcare professionals in a highly competitive environment where staffing shortages are not uncommon. We track and measure therapist and nurse turnover for our full-time employees on a quarterly and annual basis for significant trends and outliers, but we do not believe comparisons of our data to external turnover benchmarks are a valid representation, as they do not account for the variations in survey data across markets, hospital sizes, practice settings, and practice specialties. The table below shows those turnover rates for 2024 and 2023.

	2024	2023
Therapist	7.7%	7.8%
Nurse	20.4%	23.1%
We support the long-term career aspirations of our employees through education and personal development.
•Education Opportunities. We offer our nurses an opportunity to advance their academic degrees at a reduced tuition rate of 30% to 50% of the total program cost. Educational webinars and system-wide group starts are offered to promote participation. Additionally, our full-time inpatient nursing and therapy staff have unlimited access to online education and training to ensure continuing education units are available at no cost.
•Tuition Reimbursement/Scholarship Programs. Employees also have the opportunity to advance their education through our tuition reimbursement and scholarship programs. We reimbursed over $1.1 million in tuition and paid over $4.0 million toward employees’ student loan debt in 2024.
•Academic Endowments. We endowed five scholarships for deserving students pursuing degrees in nursing and allied health fields.
•Therapy Grants. We fund research projects to investigate the impact and effectiveness of therapy in the inpatient rehabilitation setting. In recent years, we have funded studies and research on topics ranging from caregiver education to the effectiveness of occupation-centered interventions. The program is open to qualified candidates, including employees.
•Other Employee Development Programs:
▪career ladders that offer paths to develop, demonstrate, and be rewarded for expanded responsibility in nursing, therapy, case management, and information technology support;
▪national certification program that provides preparation courses, test reimbursement, and additional compensation for nurses who obtain the certified rehabilitation registered nurse certification through the American Nurses Credentialing Center;
▪nurse leadership academy workshops offered for mid-level nursing leadership positions to grow and empower the next generation of nursing leaders;
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
Employee engagement is a key driver of retention. As discussed above, we conduct an annual employee engagement survey open to all our employees, helping us to gauge employee satisfaction with and commitment to their jobs. In 2024, 87% of all of our employees participated in the survey, which measures perceptions based on 38 questions from the categories listed below. The overall Company engagement score was 83.7% favorable, representing a small increase over 2023. In 2024, we were on average 13.1% above the healthcare benchmark in each of these 10 categories:

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
Sources of Revenues
We receive payment for patient care services from the federal government (primarily under the Medicare program), managed care plans and private insurers, and, to a considerably lesser degree, state governments (under their respective Medicaid or similar programs) and directly from patients. Revenues and receivables from Medicare are significant to our operations. Federal and state governments establish payment rates as described in more detail below. We negotiate the payment rates with non-governmental group purchasers of healthcare services that are included in “Managed care” in the table below, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other managed care plans. Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, and other private insurance plans, HMOs, or PPOs but are responsible to the extent of any exclusions, deductibles, copayments, or coinsurance features of their coverage. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in managed care plans. Revenues from Medicare and Medicare Advantage represent approximately 82% of total revenues.
The sources and relative mix of our revenues for the last three years are:

	For the Year Ended December 31,
	2024	2023	2022
Medicare	65.1%	65.0%	65.3%
Medicare Advantage	16.8%	16.2%	15.1%
Managed care	10.8%	11.1%	11.6%
Medicaid	3.3%	4.0%	4.2%
Other third-party payors	0.8%	0.9%	0.9%
Workers' compensation	0.5%	0.5%	0.6%
Patients	0.3%	0.3%	0.4%
Other income	2.4%	2.0%	1.9%
Total	100.0%	100.0%	100.0%
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
The Medicare statutes are subject to change from time to time. With respect to Medicare reimbursement, the Patient Protection and Affordable Care Act (the “ACA”) provided for specific reductions to healthcare providers’ annual market basket updates and other payment policy changes. In August 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through mid-fiscal year 2032 unless Congress and the President take further action. Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit in the federal budget, Statutory PAYGO requires OMB to order sequestration of Medicare, which could result in Medicare program payments reductions of up to four percent. In the future, concerns about the federal deficit, national debt levels and the solvency of the Medicare trust fund could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. Healthcare will be the subject of significant regulatory and legislative changes regardless of the party in control of the executive and legislative branches of state and federal governments.
From time to time, Medicare regulations, including reimbursement methodologies and rates, can be further modified by CMS. Subject to its statutory authority, CMS may make some prospective payment system changes. For example, CMS changed the IRF-PPS, effective October 1, 2019, to replace the FIM™ assessment instrument with new patient assessment measures, which we refer to as “Section GG functional measures” or “Section GG” based on the designation CMS assigned to them. Section GG affects patients’ classification into case-mix groupings, relative weights, and length-of-stay values under the IRF-PPS, which in turn affect our reimbursement amounts. In some instances, CMS’s modifications can have a substantial impact on healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates for prospective payment systems, including the IRF-PPS, by what is commonly known as a “market basket update.” CMS may take other regulatory action affecting rates as well. For example, under the ACA, CMS requires IRFs to submit data on certain quality of care measures for the IRF quality reporting program. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in a subsequent Medicare fiscal year. IRFs began submitting quality data to CMS in October 2012.
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
Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent one of the most significant challenges to our business, our operations are also affected by other rules and regulations that indirectly affect reimbursement for our services, such as data coding rules and patient coverage rules and determinations. For example, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable and necessary. Current CMS coverage rules require inpatient rehabilitation services to be ordered by a physician and coordinated by an interdisciplinary team and the admission to the IRF must be reviewed and approved by a specialized rehabilitation physician. The interdisciplinary team must meet weekly to review patient status and make any needed adjustments to the individualized plan of care. Qualified personnel must provide the rehabilitation nursing, physical therapy, occupational therapy, speech-language pathology, social services, psychological services, and prosthetic and orthotic services that may be needed. Medicare contractors processing claims for CMS make coverage determinations regarding medical necessity that can represent novel, restrictive, or incorrect interpretations of the CMS coverage rules. Those interpretations are not made through a notice and comment review process. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us. However, more restrictive coverage interpretations can limit or delay our reimbursement for services provided to potentially large pools of patients with similar medical conditions.
In the ordinary course, Medicare reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals, are subject to audit by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings, as well as the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”), CMS, and state Medicaid programs. In addition to those audits conducted by existing MACs, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. Some contractors are paid a percentage of the overpayments recovered. Recovery Audit Contractors (“RACs”) conduct payment reviews of claims, which can examine coding, overall billing accuracy, and medical necessity. When conducting an audit, the RACs receive claims data directly from MACs on a monthly or quarterly basis.
CMS has also established Unified Program Integrity Contractors (“UPICs”) to perform fraud, waste, and abuse detection, deterrence and prevention activities for Medicare and Medicaid claims. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the United States Department of Justice (“DOJ”). Unlike RACs, UPICs do not receive a specific financial incentive based on the amount of the payment errors they identify.
As a matter of course, we undertake significant efforts through training, education, and documentation to ensure compliance with coding and medical necessity coverage rules. Despite our efforts to ensure accurate coding and assessment of patients, past audits have led, and future audits may lead, to assertions that we have been underpaid or overpaid by Medicare or that we have submitted improper claims in some instances. Ultimately, audits may require us to refund any amounts determined to have been overpaid. Audits also require us to incur additional costs to respond to requests for records and defend the validity of payments and claims. We cannot predict when or how these audit programs will affect us. Any denial of a claim for payment, either as a result of an audit or ordinary course payment review by the MAC, is subject to an appeals process that can take years to complete. For additional discussion of these audits and the risks associated with them, see Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”

As noted above, our inpatient rehabilitation hospitals receive a fixed payment reimbursement amount per discharge under the IRF-PPS based on the patient’s rehabilitation impairment category and other characteristics and conditions identified by the attending clinicians. In order to qualify for reimbursement under the IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening and individual treatment planning, which delineate the role of physicians in ordering and overseeing patient care. For example, physicians must approve patient admissions and, in doing so, determine that the treatment of the patients in an IRF setting is reasonable and necessary. A rehabilitation physician must then conduct face-to-face visits with the patients at least three days per week throughout the IRF stay. Also, patients admitted to IRFs must be able to tolerate a minimum of three hours of therapy per day for five days per week, and IRFs must have a registered nurse available 24 hours, each day of the week.
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
On July 27, 2023, CMS released its notice of final rulemaking for fiscal year 2024 IRF-PPS (the “2024 IRF Rule”). The 2024 IRF Rule implemented a net 3.4% market basket increase (market basket update of 3.6% reduced by a productivity adjustment of 0.2%) effective for discharges between October 1, 2023 and September 30, 2024. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The 2024 IRF Rule also included changes that impacted our hospital-by-hospital base rate for Medicare reimbursement. Such changes included, but were not limited to, revisions to the wage index and labor-related share values, updates to outlier payments and updates to the case-mix group relative weights and average lengths of stay values.
On July 31, 2024, CMS released its notice of final rulemaking for fiscal year 2025 IRF-PPS (the “2025 IRF Rule”). The 2025 IRF Rule implemented a net 3.0% market basket increase (market basket update of 3.5% reduced by a productivity adjustment of 0.5%) effective for discharges between October 1, 2024 and September 30, 2025. The 2025 IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values, updates to outlier payments, and updates to the case-mix group relative weights and average lengths of stay values. Based on our analysis which utilizes, among other things, the acuity of our patients annualized over the twelve-month period ended June 30, 2024, our experience with outlier payments over that same time frame, and other factors, we believe the 2025 IRF Rule will result in a net increase to our Medicare payment rates of approximately 3.3% effective October 1, 2024.
Unlike our inpatient services, our outpatient services are primarily reimbursed under the Medicare Part B physician fee schedule. On November 1, 2024, CMS released its final notice of rulemaking for the payment policies under the physician fee schedule and other revisions to Part B policies for calendar year 2025. The updates to the fee schedule are not expected to be material to us.
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
Medicare Advantage, Managed Care and Other Discount Plans
We negotiate payment rates with certain large group purchasers of healthcare services, including Medicare Advantage plans, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year

(with pre-defined rate increases) unless a party elects to terminate the contract. In 2024, typical rate increases for our contracts ranged from 2-4%. We cannot provide any assurance we will continue to receive increases in the future. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.
As the percentage of Medicare-eligible beneficiaries choosing Medicare Advantage over traditional Medicare has grown, we have seen the percentage of our revenue derived from Medicare Advantage payors grow. In 2024, approximately 54% of Medicare beneficiaries enrolled in Medicare Advantage plans. This percentage has steadily increased over time since 2003. The Congressional Budget Office projects that the share of all Medicare beneficiaries enrolled in Medicare Advantage plans will rise to about 64% by 2034. We expect the percentage of our total revenues attributable to Medicare Advantage plans to continue to grow as well. Typically, Medicare Advantage and other managed care plans reimburse us less than traditional Medicare for the same type of care and patient, but that differential has been shrinking in recent years.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Some states pay providers additional amounts to supplement Medicaid reimbursement related to the care of individual Medicaid beneficiaries. These additional payments, which vary by state, may be in the form of directed payments made through Medicaid managed care plans or other supplemental payment programs. Some states impose provider taxes in the form of licensing fees, assessments, or other mandatory payments related to the provision of healthcare services in those states, which are used to fund a portion of the non-federal share of these directed and supplemental payments to providers. We record state directed and supplemental payments in the outpatient and other component of Net operating revenues and provider tax expenses in Other operating expenses.
State Medicaid programs are subject to various federal regulations governing any provider tax and related directed and supplemental payment programs. In May 2024, CMS issued a final rule related to Medicaid managed care programs that addresses state directed payment programs and imposes new requirements for these programs. The various elements of the rule take effect between its issuance and early 2028. It is possible that this or other rulemaking could result in a restructuring of existing programs. We are unable to estimate the financial impact that structural modifications and other program changes, if any, may have on Medicaid provider tax expenses or directed and supplemental payments. CMS periodically assesses the compliance of these programs, and CMS’s determination that a state’s program fails to comply may result in a decrease in state directed and supplemental payments and recoupment of prior payments under that state’s noncompliant program.
Historically, states experiencing shortfalls in their Medicaid budgets have implemented cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures by restricting or eliminating coverage of some services. On average, our reimbursement per discharge from Medicaid is lower than that from traditional Medicare, Medicare Advantage and other managed care payors. For the year ended December 31, 2024, Medicaid payments for specific discharges represented only 3.3% of our consolidated Net operating revenues, and Medicaid discharges represented 5.6% of our total inpatient discharges. For additional discussion of risks associated with Medicaid, see Item 1A, Risk Factors, “Reimbursement Risks.”
Cost Reports
Because of our participation in Medicare and Medicaid, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, and expenses associated with the services provided by healthcare providers to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits are used to determine if any under- or over-payments were made by these programs and to set payment levels for future years. Medicare also makes retroactive adjustments to payments for certain low-income patients after comparing subsequently published statistical data from CMS to the cost report data. We cannot predict what retroactive adjustments, if any, will be made, but we do not anticipate these adjustments will have a material impact on us.

Regulation
The healthcare industry is subject to significant federal, state, and local regulation that affects our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our operations, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and controlling our growth. State and local healthcare regulation may cover additional matters such as nurse staffing ratios, healthcare worker safety, disclosure of charges for services provided, marijuana legalization, and assisted suicide. We are also subject to broader federal and state regulations that prohibit fraud and abuse in the delivery of healthcare services. Congress, HHS-OIG, and the DOJ have historically focused on fraud and abuse in healthcare. Since the 1980s, a steady stream of changes have stiffened criminal and civil penalties or made it easier for DOJ to impose liability on companies and individuals. As a healthcare provider, we are subject to periodic audits, examinations and investigations conducted by, or at the direction of, government investigative and oversight agencies. Failure to comply with applicable federal and state healthcare regulations can result in a provider’s exclusion from participation in government reimbursement programs and in substantial civil and criminal penalties.
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
Beyond healthcare specific regulations, we face increasing state and local regulation in areas, such as labor and employment, energy efficiency, and data privacy. In addition to the risk and burden of new, additional, or more stringent regulatory standards, these state and local regulations often conflict with federal regulation, and with each other. Given the number of locations in which we operate, increasing state and local regulation, which may be more stringent than federal regulation and may even conflict with federal or other state or local regulation, represents a significant burden and risk to us.
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
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or inpatient services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need,” or “CON,” law. As of December 31, 2024, approximately 37% of our licensed beds are in states or U.S. territories that have CON laws. CON laws require a reviewing authority or agency to determine the public need for additional or expanded healthcare facilities and services. These laws also generally require approvals for capital expenditures involving inpatient rehabilitation hospitals if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a CON. Where we are subject to a CON law, we must obtain the CON before acquiring, opening, reclassifying, or expanding a healthcare facility or starting a new healthcare program.

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
False Claims
The federal False Claims Act (the “FCA”) imposes liability for the knowing presentation of a false claim to the United States government and provides for penalties equal to three times the actual amount of any overpayments plus up to approximately $28,000 per claim. Federal civil penalties will be adjusted to account for inflation each year. In addition, the FCA allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. The FCA allows relators to share in monetary recoveries in order to incentivize complaints. The government and relators may also allege violations of the FCA for the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment. This is known as a “reverse false claim.” The government deems identification of the overpayment to occur when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.
Because we have hundreds of thousands of claims a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error, cost reporting error or disagreement over physician medical judgment could result in significant damages and civil and criminal penalties under the FCA. Many states have also adopted similar laws relating to state government payments for healthcare services. The ACA amended the FCA to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitations on claims by the government. The federal government has become increasingly aggressive in asserting that incidents of erroneous billing or record keeping represent FCA violations and in challenging the medical judgment of independent physicians as the basis for FCA allegations. In addition, the federal government has increasingly asserted that violations of laws not directly related to

Medicare billing, such as anti-kickback and anti-discrimination laws, may give rise to FCA claims. Furthermore, well-publicized enforcement actions indicate that the federal government has increasingly sought to use statistical sampling to extrapolate allegations to larger pools of claims or to infer liability without proving knowledge of falsity of individual claims. A violation of the FCA by us could have a material adverse effect upon our business, financial position, results of operations, or cash flows. Even the assertion of a violation could have an adverse effect upon our stock price or reputation. For additional discussion, see Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” and Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
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
Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, radiology services, and home health services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing Medicare for those referred services. Violators of the Stark law and regulations may be subject to recoupments, civil monetary sanctions (up to approximately

$31,000 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to approximately $206,000 for a circumvention scheme. Federal civil penalties will be adjusted to account for inflation each year. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.
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
HIPAA
The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare or Medicaid beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive a monetary reward for providing information on Medicare fraud and abuse that leads to the recovery of Medicare funds. Penalties for violations of HIPAA include civil and criminal monetary penalties. The United States Department of Health and Human Services Office of Civil Rights (“HHS-OCR”) implemented a permanent HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2024, we have not been selected for audit.
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
HHS-OCR is responsible for enforcing the requirement that covered entities notify the United States Department of Health and Human Services (“HHS”) and any individual whose protected health information has been improperly acquired, accessed, used, or disclosed. In certain cases, notice of a breach is required to be made to media outlets. The penalties for noncompliance may be up to approximately $71,000 per violation for most violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties start at approximately $71,000 per violation and are not subject to a per violation statutory maximum. Penalties are also subject to an annual cap for multiple identical violations in a single calendar year. Pursuant to guidance from HHS-OCR, this enforcement cap ranges from a minimum of approximately $49,000 per year to a maximum of approximately $2,135,000 per year depending on an entity’s level of culpability. Importantly, HHS-OCR has indicated that the failure to conduct a security risk assessment or adequately implement HIPAA compliance policies could qualify as willful neglect.
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
Civil Monetary Penalties Law
Under the Civil Monetary Penalties Law, HHS may impose substantial civil monetary penalties on healthcare providers for a wide variety of fraudulent and improper conduct, including presenting, or causing to be presented, ineligible reimbursement claims. In some instances, violations of this law may include treble damages for the amount of the reimbursement at issue and may include exclusion from federal health care programs such as Medicare and Medicaid. The penalties are adjusted annually to account for inflation. Sanctions under this law are in addition to the other statutory remedies discussed above.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the “ACA”) as a significant healthcare reform. Many provisions within the ACA have impacted or could in the future impact our business, including Medicare reimbursement reductions and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives. The nature and substance of state and federal healthcare laws are subject to change, by means of both broad-based healthcare reform legislation, like the ACA, and targeted legislative and regulatory action. Any future legislative and regulatory changes may impact the provisions of the ACA discussed below or other laws or regulations that either currently affect, or may in the future affect, our business.
For Medicare providers like us, these laws include reductions in CMS’s annual adjustments to Medicare reimbursement rates, commonly known as a “market basket update.” In accordance with Medicare laws and statutes, CMS makes market basket updates by provider type in an effort to compensate providers for rising operating costs. The ACA required reductions, the last of which ended in 2019, in the annual market basket updates for hospital providers ranging from 10 to 75 basis points. In addition, the ACA requires the market basket updates for hospital providers to be reduced by a productivity adjustment on an annual basis. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. To date, the productivity adjustments have typically resulted in decreases to the market basket updates ranging from 20 to 100 basis points.
Other federal legislation can also have a significant impact on our Medicare reimbursement. For example, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments. This automatic reduction, known as “sequestration,” began affecting payments received after April 1, 2013. Under current law, for each year through mid-fiscal year 2032, the reimbursement we receive from Medicare, after first taking into account all annual payment adjustments including the market basket update, will be reduced by sequestration unless it is repealed or modified before then.
Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit in the federal budget, Statutory PAYGO requires OMB to order sequestration of government programs, including Medicare, which could result in Medicare program payments reductions of up to four percent.
Additionally, concerns held by federal policymakers about the federal deficit, national debt levels, or healthcare spending specifically, including solvency of the Medicare trust fund, could result in enactment of further federal spending reductions, including by means of significant staffing reductions at HHS, further entitlement reform legislation affecting the

Medicare and Medicaid programs, and further reductions to provider payments. In October 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act directs HHS, in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act did not specifically call for the implementation of a new post-acute payment system, this act laid the foundation for possible future post-acute payment policies in which Medicare payments are driven primarily by patients’ medical conditions and other clinical factors rather than the setting where the care is provided. CMS has made changes to existing current post-acute payment systems to improve comparability of patient assessment and clinical characteristic data across settings, which could make it easier to develop a unified payment system for post-acute providers in the future. For example, in the last five years, CMS established new case-mix classification models for both home health and skilled nursing facilities, which rely on patient characteristics rather than the amount of therapy received to determine payments. Another example is CMS’s implementation of the new patient assessment measures for IRFs discussed below. The IMPACT Act also created additional data reporting requirements for our hospitals in the domains of functional and cognitive status, skin integrity, medication reconciliation, incidence of major falls, and transfer of health information. The precise details of these new reporting requirements, including timing and content, were developed and implemented by CMS through the regulatory process over several years, and CMS may continue to make changes to these quality measures and standardized patient assessment data elements in the future. We cannot quantify the potential future effects, if any, of the IMPACT Act on us.
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
In connection with CMS’s final rulemaking for the IRF-PPS in each year since 2008, MedPAC has recommended either no updates to payments or reductions to payments. For example, at its January 2025 meeting, MedPAC approved recommending to Congress, among other things, legislative changes to reduce by 7% the base payment rate under IRF-PPS. MedPAC has also previously called on the HHS Secretary to conduct focused medical record reviews on IRFs.
In a June 2018 report mandated by the IMPACT Act, MedPAC reiterated its recommendation that Congress adopt a unified payment system for all post-acute care (a “PAC-PPS”) in lieu of separate systems for inpatient rehabilitation facilities (“IRFs”), skilled nursing facilities, long-term acute-care hospitals, and home health agencies. A PAC-PPS would reimburse providers for care based primarily on patients’ medical conditions and other clinical factors rather than the care settings. MedPAC found a PAC-PPS to be feasible and desirable but also suggested many existing regulatory requirements, including, for IRFs, the 60% rule discussed below and the requirement for a minimum of three hours of therapy per day, should be waived or modified as part of implementing a PAC-PPS. MedPAC previously estimated, although we cannot verify the methodology or the accuracy of that estimate, a PAC-PPS would result in a 15% reduction in IRF reimbursements. As a precursor to a PAC-PPS, MedPAC discussed in November 2017 a potential recommendation to change the case-mix weights in each post-acute setting for 2019 and 2020 to a blend of the current setting specific weight and the proposed PAC-PPS weight, which MedPAC suggested would shift money from for-profit and freestanding IRFs to non-profit and hospital-based IRFs. MedPAC has also called for aligning Medicare regulatory requirements across post-acute providers, although the agency has acknowledged it could take years to complete this effort. MedPAC issued another report on the PAC-PPS in June 2023. In that report, MedPAC concluded the design of a PAC-PPS is “relatively straight-forward” but noted “developing companion policies could take many years; implementing them would be complex and possibly controversial.” Additionally, MedPAC previously suggested that Medicare should ultimately move from fee-for-service reimbursement to more integrated payment models.
We cannot predict what alternative or additional deficit reduction initiatives, including significant staffing reductions at HHS, Medicare payment reductions, or post-acute care reforms, if any, will be adopted or enacted into law, or the timing or effect of any initiatives or reductions. Since taking office in January 2025, President Trump has taken a number of executive actions, including those associated with recommendations of the Department of Government Efficiency, intended to reduce federal spending, including Medicare and Medicaid. Those initiatives, reductions, or actions would be in addition to many ordinary course reimbursement rate changes that CMS adopts each year as part of the market basket update rulemaking process for various provider categories. While we do not expect the drive toward integrated payment models, value-based purchasing, and unified post-acute payment systems in Medicare reimbursement to subside, there will almost certainly be new or alternative healthcare reforms in the future which may change these initiatives and other healthcare laws and regulations. We cannot predict the nature or timing of any changes to the laws, regulations, or the operations of governmental agencies that either currently affect, or may in the future affect, our government reimbursement or business.

There can be no assurance future governmental action will not result in substantial changes to, or material reductions in, our reimbursements, including through Medicaid and related state directed and supplemental payment programs. Similarly, we may experience material increases in our operating costs. For example, in 2022 and 2023, our wage and benefit costs increased at a rate in excess of our aggregate Medicare reimbursement rate increases. In any given year, the net effect of statutory and regulatory changes may result in a decrease in our reimbursement rate, and that decrease may occur at a time when our expenses are increasing. As a result, there could be a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”
In addition, there are increasing pressures from managed care, including Medicare Advantage, and other third-party payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. For example, each year CMS adopts updates to the payments to, and the payment policies for, Medicare Advantage payors, and those updates may result in a net decrease in payments to those payors. Our relationships with managed care and nongovernmental third-party payors, such as health maintenance organizations and preferred provider organizations, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. Our Net operating revenues and our ability to grow our business with these payors could be adversely affected if we are unable to negotiate and maintain favorable agreements with these payors.
Reimbursement claims are subject to various audits from time to time and such audits may negatively affect our operations and our cash flows from operations.
We receive a substantial portion of our revenues from the Medicare program. Medicare reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals, are subject to audit from time to time by governmental payors, such as CMS and state Medicaid programs, their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings and other auditors contracted by CMS, and private insurance carriers, as well as the HHS Office of Inspector General (the “HHS-OIG”). As noted above, the clarity and completeness of each patient medical file, some of which is the work product of a physician not employed by us, is essential to successfully challenging any payment denials. If the physicians working with our patients do not adequately document, among other things, their diagnoses and plans of care, our risks related to audits and payment denials in general are greater. Adding to the difficulty associated with the billing and audit processes, we also believe that the MACs and other CMS auditors reviewing claims frequently lack sufficient expertise in rehabilitative care and the related CMS rules and regulations. Depending on the nature of the conduct found in billing audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect in the aggregate on our financial position, results of operation, cash flows, and liquidity.
In the context of our inpatient rehabilitation business, one of the common grounds cited for denying a claim or challenging a previously paid Medicare claim in an audit is that the patient’s treatment in a hospital was not medically necessary. The medical record must support that both the documentation and coverage criteria requirements are met for the hospital stay to be considered medically necessary. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting. A Medicare claim may be denied or challenged based on an opinion of the auditor that the record did not evidence medical necessity for treatment in an IRF or lacked sufficient documentation to support the conclusion. Some MACs have in the past applied, and are likely in the future to apply, their own unique interpretation of CMS coverage rules or impose otherwise arbitrary conditions not set out in the related rules, which has resulted, and may in the future result, in payment denials.
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
Under CMS’s Targeted Probe and Educate (“TPE”) program, MACs use data analysis to identify healthcare providers with unusual billing practices, high claim error rates, and items and services that have high national error rates. Once a MAC selects a provider for claims review, the initial volume of claims review is limited to 20 to 40 claims. The TPE program includes up to three rounds of claims review with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action, which may include extrapolation of error rates to a broader universe of claims or referral to a UPIC or RAC (defined below). As of December 31, 2024, none of our hospitals have progressed beyond the third round of reviews, so it is unclear how the review process after TPE would proceed. We cannot predict whether the TPE initiative or similar probes or reviews will materially impact our reimbursement or the timeliness of collections from Medicare in the future.

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
CMS has also established other types of contractors, including the Uniform Program Integrity Contractors (“UPICs”) and the Supplemental Medical Review Contractor (“SMRC”). The UPICs conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the United States Department of Justice (“DOJ”). Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the error. In December 2017, we received notice of a UPIC audit at one of our hospitals. The UPIC sampled 100 claims and challenged the propriety of a subset of the sample representing $1.3 million in previously paid claims. The UPIC extrapolated the alleged error rate to all claims from that hospital during a period of approximately four years, resulting in an alleged overpayment of $33.9 million. Our MAC later reduced the determination of overpayment to $30.5 million, which it collected through recoupment of current claims during 2019. We appealed the overpayment determination to an Administrative Law Judge (“ALJ”), who heard the appeal in August 2021. In October 2022, the ALJ overturned $12.5 million of the overpayment determination. We received payment of this amount, plus $3.2 million in interest, in December 2022. We have appealed the remaining $18.0 million of the overpayment determination to the next level of administrative appeal, challenging both the denials and the improper use of extrapolation. It is not possible to predict when this matter will be resolved or the ultimate outcome. The SMRC conducts nationwide medical reviews of Medicare claims to determine compliance with coverage, coding, payment, and billing requirements. During the first quarter of 2023, the SMRC initiated a review of a subset of claims from March 2020 through December 2020 totaling approximately $21 million. We have received initial results for the claims under review and, as of December 31, 2024, approximately 89% of these have been approved with $0.1 million still under appeal.
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

Providers may appeal adverse ALJ rulings to the Department Appeals Board (the “DAB”). Denials by the DAB may be appealed to United States district courts. As of December 31, 2024, we have approximately $4 million and $30 million in denied claims awaiting review at the ALJ and DAB levels, respectively. In addition, we have approximately $7 million in claims denied by the DAB pending review by United States district courts as of December 31, 2024.
Changes implemented by CMS to resolve the prior appeal backlog may have harmed the ability of providers like us to recover on valid Medicare claims. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”). Beginning in March 2020, OMHA increased the frequency of ALJ hearings and the number of claims set at each hearing, which we believe added to the substantive and procedural deficiencies in the ALJ appeals process.
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
In the past, we have experienced a shift to a slightly larger percentage of Medicaid patients, driven in part by the expansion of coverage consistent with the intent of the ACA and the expansion of coverage resulting from regulatory actions during the COVID-19 public health emergency. Medicaid reimbursement rates are almost always the lowest among those of our payors, and frequently Medicaid patients come to us with other complicating conditions that make treatment more difficult and costly. We cannot predict the growth of, or changes to, Medicaid.
Also, a shift to a lower average patient acuity typically results in lower reimbursement rates regardless of the payor. Both a shift in our payor mix away from Medicare fee-for-service and a shift to a lower patient acuity would likely adversely affect reimbursement. See the “Results of Operations—Net Operating Revenues” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot predict the extent to which our payor mix may shift to lower reimbursement rate payors. We have in recent years experienced, and in the future may, experience shifts in our payor mix or the acuity of our patients that could adversely affect our reimbursement, Net operating revenues, and profitability.
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
A change in our estimates of collectability or a delay in collection of accounts receivable could adversely affect our results of operations and liquidity. The estimates are based on a variety of factors, including the length of time receivables are past due, significant one-time events, contractual rights, the nature of the underlying payment denials, and historical experience. In the fourth quarter of 2023, we recorded aggregate amount of $21.9 million in additional reserves for estimated uncollectible amounts associated with claims denied and appealed prior to 2023. The increase in reserves largely offset the accounts receivable associated with these claims. A delay in collecting our accounts receivable, or the non-collection of accounts receivable, including, without limitation, in connection with our transition and integration of acquired companies and the attendant movement of underlying billing and collection operations from legacy systems to future systems, could have a material negative impact on our results of operations and liquidity, and we could be required to record further impairment charges on our financial statements.
Efforts to reduce payments to healthcare providers undertaken by third-party payors, conveners, and referral sources could adversely affect our revenues and profitability.
Health insurers and managed care companies, including Medicare Advantage plans, may utilize certain third parties, known as conveners, and their own internal analytics to attempt to control costs. Conveners offer patient placement and care transition services to those payors as well as bundled payment participants, ACOs, and other healthcare providers with the intent of managing post-acute utilization and associated costs. Conveners may influence referral source decisions on which post-acute setting to recommend, as well as how long to remain in a particular setting. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher acuity post-acute settings altogether or move as soon as practicable to lower acuity settings as those settings are reimbursed at lower rates due to the lower level of care they are required to provide. Conveners are not healthcare providers and may suggest a post-acute setting or duration of care that may not be appropriate from a clinical perspective potentially resulting in worse patient outcomes and costly acute-care hospital readmissions. Additionally, large Medicare Advantage plans have acquired home health operators. Those Medicare Advantage plans may attempt to shift patients who would benefit from intensive inpatient rehabilitation to home health in order to reduce costs to the plans in the near term.
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
The focus on alternative payment models and value-based purchasing of healthcare services has led to more extensive quality of care reporting requirements. In many cases, the new reporting requirements are linked to reimbursement incentives. For example, under the ACA, CMS established new quality data reporting, effective October 1, 2012, for all IRFs. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in the subsequent Medicare fiscal year. Hospitals began submitting quality data to CMS in October 2012. To date, only two of our hospitals have experienced payment reductions, both for fiscal year 2025. However, we have contested those two determinations.
The IMPACT Act mandated that CMS adopt several new quality reporting measures for the various post-acute provider types. The adoption of additional quality reporting measures to track and report will require additional time and expense and could materially affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. There can be no assurance our hospitals will meet quality reporting requirements or quality performance in the future. Failure to do so will result in any associated hospital seeing a reduction in its Medicare reimbursement. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
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
Similarly, CMS has established, per the ACA, several separate ACO programs. The largest is the Medicare Shared Savings Program (“MSSP”), a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Under the MSSP, there are two ACO tracks from which participants can choose. Each track offers a different degree to which participants share any savings realized or any obligation to repay losses suffered. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. Based on CMS data, there will be slightly fewer MSSP ACOs in 2025 than there were in 2017.
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
On August 1, 2024, CMS published its final rule establishing the Transforming Episode Accountability Model (“TEAM”). This five-year mandatory model begins January 1, 2026 and ends on December 31, 2030. The model seeks to test whether 30-day episode-based payments for five common procedures will reduce Medicare expenditures without lowering quality of care. The five procedures are: lower extremity joint replacement, surgical hip femur fracture treatment, spinal fusion, coronary artery bypass graft, and major bowel procedures. All acute-care hospitals located in the 188 markets selected will be required to participate in TEAM. Under TEAM, healthcare providers in those markets are paid under existing Medicare payment systems. CMS will hold the acute-care hospital where these procedures take place accountable for the quality and costs of care for the entire episode of care — from the time of the original admission through 30 days after discharge. Acute healthcare providers will receive a target price based on all non-excluded Medicare Parts A & B items and services included in an episode. Depending on the quality and cost performance during the entire episode, the acute-care hospital may receive an additional payment or, beginning in the second year, be required to repay a portion of the episode costs. As a result, CMS believes acute-care hospitals are incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care in an efficient manner.
HHS and CMS continue to explore ways to encourage and facilitate increased participation in alternative payment models and value-based purchasing initiatives. For example, the HHS-OIG and CMS finalized rules in 2020 modernizing the Anti-Kickback Statute and Stark law to, in part, promote a more coordinated, value-based system of care. The bundling and ACO initiatives have served as motivating factors for regulators and healthcare industry participants to identify and implement workable coordinated care and integrated payment models. Broad-based implementation of a new payment model would represent a significant transformation for us and the healthcare industry generally. The nature and timing of the evolution or transformation of the current healthcare system to coordinated care delivery and integrated payment models and value-based purchasing remain uncertain. The development of new delivery and payment systems will almost certainly take significant time and expense. Many of the alternative approaches, including those discussed above, being explored may not work or could change substantially prior to any nationwide implementations. While only a small percentage of our business currently is subject to the alternative payment models discussed above, we cannot be certain these models will not be expanded or made standard or new models will not be implemented broadly.
Additionally, as the number and types of bundling, direct contracting, and ACO models increase, the number of Medicare beneficiaries who are treated in one of the models increases. Our willingness or inability to participate in integrated payment and other alternative payment models and the referral patterns of other providers participating in those models may limit our access to Medicare patients who would benefit from treatment in inpatient rehabilitation hospitals. In an attempt to reduce costs or increase reimbursements, referral sources may seek to discourage referrals to post-acute care all together. To the extent that acute-care hospitals participating in those models do not perceive our quality of care or cost efficiency favorably compared to alternative post-acute providers, we may experience a decrease in volumes and Net operating revenues, which could adversely affect our financial position, results of operations, and cash flows. For further discussion of coordinated care and integrated payment models and value-based purchasing initiatives, the associated challenges, and our efforts to respond to them, see the “Executive Overview—Key Challenges—Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
On December 14, 2020, CMS announced the proposal of a five-year review choice demonstration for inpatient rehabilitation services (the “IRF RCD”). In August 2023, IRFs located in Alabama began participation in IRF RCD. On March 1, 2024, CMS announced the expansion of IRF RCD, effective June 17, 2024, to include IRFs located in Pennsylvania and billing to a certain MAC. We do not bill to that MAC, so we are not subject to the program in Pennsylvania at this time. CMS plans to expand IRF RCD further to Texas and California, but the timing for doing so is not known. We operate 48 inpatient rehabilitation hospitals (representing approximately 29% of our IRF Medicare claims) in the initial four IRF RCD states. After the initial four states, CMS intends to expand the demonstration to include additional IRFs based on the MAC to which those IRFs submit claims. There are no details of that expansion at this time.
Under the IRF RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of Medicare claims submitted to demonstrate compliance with applicable coverage and clinical documentation requirements. We elected the pre-claim review option for our IRFs in Alabama for the first cycle. Under the pre-claim review choice, services can begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted, reviewed, and approved before the final claim is paid. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. The opt-out validation percentages for the second and third cycles were 85% or greater and 90% or greater, respectively. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. Our claim validation rate for the first cycle ending in February 2024 exceeded the required 80% at our IRFs in Alabama. For the second cycle, which began on May 1, 2024, we elected not to opt out, so our IRFs in Alabama remained subject to the 100% pre-claim review. None of our IRFs in Alabama achieved the 85% claim validation rate for the second cycle ending in October 2024. We believe many of the non-affirmations in the second cycle were based on application of improper standards or requirements that directly conflict with the Medicare coverage criteria for IRFs. In the third cycle, we are again submitting 100% of review requests pre-claim. We have engaged, and will continue to engage, with the MAC and CMS to ensure the review process is consistent with existing rules, regulations and statutes. Given the inconsistent review process applied by the MAC across the previous two cycles, we cannot predict the impact, if any, RCD may have on the collectability of our Medicare claims over its five-year term. We may ultimately experience decreases in Net operating revenues and in cash flow, or we may incur costs associated with patient care for which the Medicare claim is subsequently denied, any of which could have an adverse effect on our financial position, results of operations, and liquidity.
In January 2020, the HHS-OIG announced an audit to review incentives under the IRF-PPS to discharge patients prematurely to home health agencies. Following this audit, the HHS-OIG announced in December 2021 its recommendation to CMS to establish an IRF transfer payment policy for early discharges to home health care in which the IRF would only receive a per diem rate in lieu of the full case-mix payment. The HHS-OIG estimated the policy could have reduced total Medicare payments to IRFs in 2017 and 2018 by between 6% and 7%. The CMS proposed rule for fiscal year 2023 for the IRF-PPS included a request for comment on a potential change that could be included in future rulemaking. Based on the HHS-OIG report, CMS noted it was considering whether to modify the IRF transfer payment policy to reduce reimbursement for early discharges to home health, similar to how early discharges to acute-care hospitals, skilled nursing facilities, long-term acute-care hospitals, or another IRF, are currently treated under the IRF-PPS. In the final IRF-PPS rule for 2023, CMS acknowledged industry comments on the policy and noted those comments would be taken under advisement for future rulemaking, but neither the proposed nor the final rulemaking for fiscal years 2024 or 2025 made reference to a change in the IRF transfer payment policy.
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
Examples of regulatory changes that can affect our business, beyond direct changes to Medicare reimbursement rates, can be found from time to time in CMS’s annual rulemaking. For example, the final rule for the fiscal year 2010 IRF-PPS implemented new coverage requirements which provided in part that a patient medical record must document a reasonable expectation that, at the time of admission to an IRF, the patient generally required and was able to participate in the intensive rehabilitation therapy services uniquely provided at IRFs. CMS has also taken the position that a patient’s medical file must appropriately document the rationale for the use of group therapies, as opposed to one-on-one therapy. Beginning in 2015, CMS instituted a new data collection requirement pursuant to which IRFs must capture the minutes and mode (individual, group, concurrent, or co-treatment) of therapy by specialty. Additionally, from time to time CMS has adopted changes in the medical conditions that will presumptively count toward the 60% compliance threshold to qualify for reimbursement as an inpatient rehabilitation hospital.
Of note, the HHS-OIG periodically updates a work plan that identifies areas of compliance focus. In recent years, the HHS-OIG work plans for IRFs have focused on, among other items, the appropriate utilization of concurrent and group therapy, adverse and temporary patient harm events, and billing error rates for IRFs. In September 2018, the HHS-OIG released a report purporting to identify a high error rate (approximately 80% of claims) among inpatient rehabilitation hospital admissions in a small sample of 220 claims. Based on its findings, the HHS-OIG extrapolated the error rate to the universe of inpatient rehabilitation claims and, among other things, recommended reevaluation of the IRF-PPS. However, that HHS-OIG report involved an extremely small sample size, was not a random sample of cases, included some citations to coverage requirements that did not match actual regulations, appeared to conflate technical documentation requirements with medical necessity determinations, and was at odds with actual MAC reviews of claims during that same timeframe which found substantially lower error rates. On September 15, 2022, the HHS-OIG updated its work plan to conduct a nationwide audit of IRF claims in order to determine the extent to which CMS could clarify the Medicare IRF claim payment criteria. We expect the HHS-OIG to issue a report on this in fiscal year 2025. An HHS-OIG work plan, audit or similar future efforts could result in proposed changes to the payment systems for providers or increased denials of Medicare claims for patients notwithstanding the referring physicians’ judgment that treatment is appropriate.
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
President Trump has issued an unprecedented number of executive orders during his first 30 days in office. Many call for changes in policy or practice at federal agencies as well as additional rulemaking to further the policy ends. Given the amount of revenues we receive from Medicare and Medicaid, an extensive number of changes in federal policy affecting a broad spectrum of business operations, including by means of executive orders affecting parties doing business with the federal government, may increase our compliance costs and potential liability in the event of noncompliance.
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
Because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. As discussed above in connection with the ACA, the federal government has in the last couple of years made compliance enforcement and fighting healthcare fraud top priorities. In the past few years, DOJ and HHS as well as federal lawmakers have significantly increased efforts to ensure strict compliance with various reimbursement related regulations as well as combat healthcare fraud. DOJ has pursued and recovered record amounts based on alleged healthcare fraud. The increased enforcement efforts have frequently included aggressive arguments and interpretations of laws and regulations that pose risks for all providers. For example, the federal government has increasingly asserted that incidents of erroneous billing or record keeping may represent violations of the FCA. Human error and oversight in record keeping and documentation, particularly where those activities are the responsibility of non-employees, are always a risk in business, and healthcare providers and independent physicians are not immune to this risk. Additionally, the federal government has been willing to challenge the medical judgment of independent physicians in determining issues such as the medical necessity of a given treatment plan. Furthermore, the federal government has increasingly asserted that violations of laws not directly related to Medicare billing, such as anti-kickback and anti-discrimination laws, represent FCA violations, which typically carry higher monetary penalties.
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
Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PHI. In recent years, many states have implemented privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of personally identifiable information, which may include PHI. These laws in many cases are more restrictive or impose more obligations than, and are not preempted by, the HIPAA rules, apply to employees and business contacts as well as patients, and may be subject to new and varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us to additional expense, adverse publicity and liability. We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The U.S. Congress has considered, but not yet passed, several comprehensive federal data privacy bills over the past few years, such as the CONSENT Act, which was intended to be similar to the landmark 2018 European Union General Data Protection Regulation. We expect federal data privacy laws to continue to evolve.
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
We are required to comply with all applicable federal, state and locals laws and regulations relating to employment, including occupational safety and health requirements, minimum staffing, wage and hour, overtime and other compensation requirements, employee benefits and other leave and sick pay requirements, proper classification of workers as employee or independent contractors, and immigration and equal employment opportunity laws, among others. These laws and regulations can vary significantly among jurisdictions, can change, and can be highly technical and involve strict liability for noncompliance with a seemingly mundane technical detail. Costs and expenses related to these requirements are a significant operating expense and may increase as laws and regulations change. From time to time, we have been, and expect to continue to be, subject to regulatory proceedings and private litigation, including putative class and collective action lawsuits, concerning our application of various laws, rules and regulations governing employment practices, including wage and hour claims. Some of these actions involve large demands, as well as substantial defense costs. Any failure to comply with these employment-related legal requirements can result in significant penalties or litigation exposure and could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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
Effective July 1, 2024, CMS finalized a requirement for hospitals to display their standard charge information by conforming to a CMS template layout, data specifications, and data dictionary, and to improve accessibility of the data on their websites. Hospitals are required to encode standard charge information in the CMS templates. This transparency rule imposes significant initial and ongoing burdens on hospitals to track and publish various billing information. In the event a hospital fails to comply with the new requirements and does not complete the prescribed corrective action, CMS may impose a civil monetary penalty of between $300 and $5,500 per day. The maximum penalty for violations is more than $2 million per hospital.
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
We are and will remain dependent on the proper function, availability and security of our and third-party information systems, including our electronic clinical information system, referred to as ACE-IT, which plays a substantial role in the operations of the hospitals, and on the cloud and other information technology service providers we directly and indirectly use. We undertake measures to protect the safety and security of our information systems and the data maintained within those systems, and we periodically test the adequacy of our security, business continuity, and disaster recovery measures. We have implemented administrative, technical and physical controls on our systems and devices in an attempt to prevent unauthorized access to that data, which includes patient information subject to the protections of HIPAA and the HITECH Act and other sensitive information. For additional discussion of these laws see Item 1, Business, “Regulation” and our cybersecurity program see Item 1C, Cybersecurity.
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
ACE-IT, our enterprise-level clinical information system, is subject to a licensing, implementation, technology hosting, and support agreement with Oracle Cerner Corporation. In addition, we have a number of partners and non-software vendors with whom we share data in order to provide patient care and otherwise operate our business. Our inability, or the inability of our partners or vendors, to continue to secure, maintain and upgrade information systems, software, and hardware could disrupt or reduce the efficiency of our operations, including affecting patient care. On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing of our payment claims for all payors, notified us of a cybersecurity incident affecting some of its systems. In response to the incident, both we and Change Healthcare severed those business service connections between our systems and Change Healthcare’s. We promptly conducted forensics on our systems based on the shared information regarding this Change Healthcare incident and did not identify any compromise or unauthorized access of our systems or networks. However, the incident did affect our ability to submit any claims for payment for a period of time until we implemented alternative modes for submissions. We have not identified any compromise or unauthorized access of our systems or networks, and the temporary disruption to our submission of claims did not materially affect our business strategy, results of operation or financial condition. A security breach or other system failure involving Oracle Cerner, Change Healthcare, or another third-party with whom we share data or system connectivity could compromise our patient data or proprietary information or disrupt our ability to operate, including submitting claims for payment, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Changes in federal laws or regulations may also materially adversely impact our ability to acquire hospitals or open de novo hospitals. In recent years, the Federal Trade Commission and DOJ have been aggressive in challenging mergers and acquisitions they believe present antitrust concerns and in asserting novel legal arguments for what constitutes unlawful anticompetitive activity. We cannot predict what the antitrust policy of the Trump administration will be, but continued agressive federal enforcement of antitrust laws would likely increase the time, effort, and expense associated with acquisitions and may ultimately make it less likely to consummate acquisitions.
These factors and others may delay, or increase the cost to us associated with, any acquisition or de novo development or prevent us from completing one or more acquisitions or de novo developments.

Acute-care hospitals that participate in joint ventures with us may experience operational or financial challenges that, in turn, affect our joint venture inpatient rehabilitation hospitals.
We currently have 65 inpatient rehabilitation hospitals that are owned and operated as joint ventures with acute-care hospitals. In substantially all of these joint ventures, our co-owners are nonprofit hospitals or health systems. The healthcare provider operating environment has become increasingly challenging in recent years because of inflationary pressures, (particularly labor costs), reimbursement pressures, tight credit markets with increasing interest rates, and other operational challenges such as clinical staffing shortages and shifts of some types of care delivery away from the acute-care setting. The continuation of some or all of these conditions together with general weakening economic conditions and increasing federal and state limitations on strategic combinations could subject our joint venture partners to significant operational and financial pressures.
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
We have a small number of inpatient rehabilitation hospitals that are located within our joint venture partner’s acute-care hospital. In January 2024, we received notice that one of our joint venture partners intended to close its acute-care hospital in which the joint venture inpatient rehabilitation hospital was located. Consequently, we closed that joint venture hospital and incurred a one-time charge of $1.8 million, net of tax and noncontrolling interest, in the first quarter of 2024.
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
Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of each of our locations. The lack of availability of clinical personnel is a significant ongoing operating issue facing healthcare providers and unexpected labor market disruptions, like the COVID-19 pandemic, can exacerbate the issue. The operating conditions associated with the pandemic significantly affected the availability and turnover of clinical staff and, in turn, increased staffing costs. Availability of clinical staff, elevated turnover and staffing costs continue to be a challenge for us and other healthcare providers. The availability of staff may be exacerbated if immigration is significantly limited in the future. Staffing shortages or retention concerns in one or more markets in which we operate have required and may again require us to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. While we do not employ physicians, we do rely on the availability of physicians to treat patients in our hospitals. The lack of physicians qualified to treat rehabilitation patients in a market may limit our ability to admit patients or affect our billing for services provided.
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
We operate in a highly regulated industry in which healthcare providers are routinely subject to litigation. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are a defendant in a number of lawsuits, most of which are general and professional liability matters inherent in treating patients with medical conditions. Our more significant lawsuits and investigations, if any, are discussed in Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
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
Other unforeseen events, including acts of violence, war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargoes, trade or tariff disputes, short-term and long-term weather-related events, natural disasters such as earthquakes, wildfires, and floods, whether occurring in the United States or abroad, could restrict or disrupt our operations and negatively affect our results of operations and cash flows. This risk is more acute in regions where we have a large number of hospitals, such as Texas and Florida, and in other coastal areas susceptible to tropical storms. For a list of the states in which we have hospital locations, see Item 2, Properties.
Regulatory and other efforts to promote a transition to a lower-carbon economy may result in significant operational and financial challenges for us.
Legislators and regulators at the international, national, regional and local levels have adopted and are expected to continue to adopt legal requirements ultimately designed to reduce greenhouse gas emissions and to promote a transition to a lower-carbon economy. For instance, a number of recently enacted laws and regulations impose on companies broad climate-related disclosure requirements, such as California’s suite of statutes adopted in 2023 known as the “climate accountability package,” to track and report matters associated with greenhouse gas emissions, alternative energy usage, energy conservation, and the transition to a lower-carbon economy. Additionally, a number of states and localities have passed building energy performance standards that impose reporting and energy use reduction obligations on commercial buildings, including our hospitals. These types of laws and regulations have proliferated in recent years and are likely to continue to do so in the future. These climate-related laws and regulations have increased our costs associated with compliance and are likely to continue to do so in the future. Additionally, the costs that other companies incur to comply with these types of laws and regulations are likely to be passed on to us, which would increase the cost of the goods and services that we purchase from vendors and suppliers. These legal requirements, as well as challenges associated with consumer, investor or lender pressure to change business models and practices, may also lead one or more of our vendors or suppliers to alter, disrupt or cease operations, which may adversely affect our operations. Furthermore, we, as well as our vendors and suppliers, may be required to adopt alternative energy sources or technology that may not yet be reliable or cost effective, which may result in disruptions to our operations. In addition to incremental costs and potential disruptions to our energy supply and broader supply chain, subsidies from the federal government to the renewable energy industry and other climate-related costs incurred by the federal government may increase the national deficit and debt, which would increase the reimbursement risks we face. See “Reimbursement Risks” above.
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
As of December 31, 2024, we have approximately $2.2 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $318.4 million in finance leases). See Note 9, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our debt securities permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
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
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Long-term Debt, to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2024, we cannot provide assurance we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings, failure to realize anticipated earnings from acquisitions, or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.

As of December 31, 2024, approximately 66% of our consolidated Property and equipment, net was held by our Company and its guarantor subsidiaries under its credit agreement. See Note 9, Long-term Debt, to the accompanying consolidated financial statements, the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 2, Properties.
Uncertainty in the credit markets could adversely affect our financial condition or our growth opportunities.
High yield, investment grade, and sovereign credit markets may be affected by geopolitical turmoil, inflationary pressures, and changing central bank policies. These conditions could result in unsettled credit markets for extended periods of time. Future market shocks, such as international trade wars, the status of deliberations and legislation to increase the debt ceiling in the United States, could result in reductions in the availability of certain types of debt financing, including access to revolving lines of credit. Future business needs combined with market conditions at the time may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. Tight credit markets, such as might result from further turmoil in the sovereign debt markets, would likely make additional financing more expensive and difficult to obtain. Actions by the United States Federal Reserve system, such as increasing the discount rate, may also increase the interest expense associated with our current or future borrowings. The inability to obtain additional financing at a reasonable cost could have a material adverse effect on our financial condition or our growth opportunities.
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
Our CSO, who assumed his current role in 2022, has over 11 years of cybersecurity experience with us and over 28 total years of cybersecurity and IT experience across various industries, including telecom, engineering, and finance. He also holds several cybersecurity certifications: GIAC Certified Incident Handler, GIAC Certified Penetration Tester, and Certified Healthcare Information Security Leader. Our CSO reports directly to our chief information officer (“CIO”). Our CIO, who assumed his current role in 2011, has 35 total years of cybersecurity and IT experience. Prior to assuming the role of CIO, he served in senior IT and security roles for us beginning in 2001. As a highly decorated United States Air Force officer, he served as a CIO, regional CIO, and chief technology officer responsible for the USAF health system’s IT worldwide operations. He also served as a senior staff advisor to various levels of the United States Department of Defense’s military health system on strategic matters related to IT policy, procedures, procurement, solutions, and is a subject matter expert on cybersecurity. He has numerous professional certifications and affiliations, including a CERT Certificate in Cybersecurity Oversight from National Association of Corporate Directors’ Cyber-Risk Oversight Program; Certified Information Systems Security Professional; lifetime member, fellow, and previous board member of the College of Health Information Management Executives.
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
In general terms, under our cybersecurity program, we undertake measures to protect the safety and security of our information systems and the data maintained within those systems. We have implemented administrative, technical and physical controls on our systems and devices in an attempt to prevent unauthorized access and to promote business resilience in the event of that access. Core elements of our program include the real-time monitoring of both our network and external cybersecurity activity by our internal security operations center and our third-party service providers and the procedures for backing up and recovering our systems. We periodically test the adequacy of our security, business continuity, and disaster recovery measures, including an annual tabletop exercise involving representatives from all key functional departments with the Company, our outside cybersecurity legal counsel, and our primary forensic services firm. Given the extensive practical experience of implementing our IRP and business continuity plan during the Change Healthcare incident, discussed further below, we did not conduct a separate mock tabletop exercise in 2024. Our legal and technical advisors direct the exercise and provide feedback on our performance, which is shared with management and our board of directors. We provide our employees annual training and regular reminders on measures they can take to prevent breaches and other cyber threats, including phishing schemes. We participate in the vulnerability scanning service offered by the Cybersecurity and Infrastructure Security Agency

on our internet facing systems and engage external security consultants to perform an annual penetration test of our network. Our systems that process electronic protected health information are risk assessed on a quarterly basis against NIST security controls. Additionally, we maintain insurance coverage for cybersecurity incidents.
Third-party Engagement in Connection with our Cybersecurity Program
We maintain ongoing engagements with our cybersecurity legal counsel and forensic services firms, each of which has visibility into current events through its client base. We engage throughout the year with not only our security vendors but also H-ISAC, the FBI’s InfraGard, and other communities dedicated to sharing information regarding developing cybersecurity threats.
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
Board Oversight of the Cybersecurity Program and Patient Privacy Matters
Our board of directors has actively sought out experience and expertise among its members to further its oversight of cybersecurity risk. We believe that Messrs. Carmichael and Reidy and Ms. Herman have extensive knowledge and experience to support cybersecurity oversight. Mr. Carmichael previously served as chief information officer at multiple companies, and Mr. Reidy directly supervised and oversaw the information security programs at two companies. Ms. Herman has completed the National Association of Corporate Directors’ Cyber-Risk Oversight Program, which is designed to enhance cybersecurity literacy and strengthen cyber-risk oversight practices, and holds a CERT Certificate in Cybersecurity Oversight.
The Compliance and Quality of Care Committee of our board of directors has primary responsibility for oversight of our cybersecurity risk management program. Our CIO provides quarterly reports on our cybersecurity program to that committee and at least annually to our full board. The reports to the committee and the full board include details and metrics on, among other things, our routine vulnerability assessments, internal and external threat intelligence, quarterly NIST framework assessments, quarterly Company-wide phishing exercises and training, device encryption, routine resilience efforts including quarterly disaster recovery exercises, third-party vendor risk management, annual tabletop incident response exercise, annual business continuity exercise, cyber penetration tests, and 23 NIST cyber hygiene controls. Similarly, our chief compliance officer provides quarterly reports to the Compliance and Quality of Care Committee on patient privacy compliance efforts and related matters. The Compliance and Quality of Care Committee and the full board review, and the committee approves, the annual cybersecurity plan that sets out the primary initiatives and internal audits of the IT security function for the upcoming year. Historically, one or more board members have observed and participated in our tabletop incident response exercises.
Effects of Cybersecurity Risks on the Company
To date, we are not aware of having experienced a material compromise of our systems or networks from a cybersecurity incident. However, we routinely identify attempts to gain unauthorized access to our systems. Additionally, some of our vendors and business partners have experienced compromises of their information systems, including systems that we use. On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group that acted as an intermediary for processing of our payment claims for all payors, notified us of a cybersecurity incident affecting some of its systems. In response to the incident, both we and Change Healthcare severed those business service connections between our systems and Change Healthcare’s. We promptly conducted forensics on our systems based on the shared information regarding this Change Healthcare incident and did not identify any compromise or unauthorized access of our systems or networks. However, the incident did affect our ability to submit any claims for payment for a period of time until we implemented alternative modes for submissions. We have not identified any compromise or unauthorized access of our systems or networks, and the temporary disruption to our submission of claims did not materially affect our business strategy, results of operation or financial condition.
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
We expend significant capital to protect against cybersecurity threats, including denial of service attacks, email phishing schemes, hacking, advanced persistent threats, malware, and ransomware. Substantial additional expenditures may be required to respond to and remediate any problems caused by cybersecurity incidents, including the unauthorized access to or theft of patient data and protected health information stored in our information systems, the inoperability of our electronic clinical and business systems, and the infiltration or disruption of the information systems of our business vendors and partners. In the case of a material cybersecurity incident, the associated expenses and losses and lost revenue may exceed our current insurance coverage for such events. Some adverse consequences may not be insurable, such as reputational harm and third-party business interruption. For further discussion of the risks associated with cyber threats, see Item 1A, Risk Factors, “Other Operational Risks.”
Item 2.Properties
We currently maintain our principal executive office at 9001 Liberty Parkway, Birmingham, Alabama, the lease for which expires in 2033 and has multiple renewal options for additional five-year terms. In addition to our principal executive office, we lease or own hospital locations as noted in the table below. All of our hospital leases, which represent the substantial majority of our rent expense, have at least five years remaining on their terms after taking into consideration renewal options, except for a lease that terminates in late 2029. Our consolidated entities associated with our leased hospitals are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses. We do not believe any one of our individual properties is material to our consolidated operations.

The following table sets forth information regarding our hospital locations as of December 31, 2024:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned		Building Owned and Land Leased	Building and Land Leased	Total
Alabama*	457	3		3	1	7
Arizona	406	1		2	3	6
Arkansas	381	3		1	1	5
California	251	4		—	—	4
Colorado	124	1		—	1	2
Delaware*	50	—		1	—	1
Florida	1,438	20		1	—	21
Georgia*	370	5	(1)	1	1	7
Idaho	40	—		1	—	1
Illinois*	205	2		2	—	4
Indiana	98	1		—	—	1
Iowa*	40	1		—	—	1
Kansas	177	1		—	1	2
Kentucky*	383	3		1	—	4
Louisiana	87	2		—	—	2
Maine*	100	—		—	1	1
Maryland*	144	2		—	—	2
Massachusetts*	529	2		—	2	4
Mississippi*	55	—		—	1	1
Missouri*	236	—		2	—	2
Nevada	219	2		—	1	3
New Hampshire	50	—		1	—	1
New Jersey*	199	1		1	1	3
New Mexico	87	1		—	—	1
North Carolina*	68	1		—	—	1
North Dakota	40	—		—	1	1
Ohio	260	2		1	1	4
Oklahoma	100	1		1	—	2
Pennsylvania	673	5		—	4	9
Puerto Rico*	75	—		—	2	2
Rhode Island*	50	1		—	—	1
South Carolina	505	4		4	1	9
South Dakota	40	1		—	—	1
Tennessee*	566	7		3	—	10
Texas	1,882	15		3	10	28
Utah	84	1		—	—	1
Virginia*	297	2		1	3	6
West Virginia*	272	2		2	—	4
Wisconsin	56	1		—	—	1
	11,094	98		32	36	166
*  Hospital certificate of need state or U.S. territory.

(1)    The inpatient rehabilitation hospital in Augusta, Georgia is party to an industrial development bond financing that reduces the ad valorem taxes payable by the hospital. In connection with this bond structure, title to the related property is held by the local development authority. We lease the related hospital property and hold the bonds issued by that authority, the payment on which equals the amount payable under the lease. We may terminate the bond financing and the associated lease at any time at our option without penalty, and fee title to the hospital property will return to us.
Our principal executive office, hospitals, and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs. Information regarding the utilization of our licensed beds and other operating statistics can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.Legal Proceedings
We provide services in the highly regulated healthcare industry. Furthermore, operating inpatient rehabilitation hospitals requires significant staffing and involves intensive therapy for individuals suffering from significant physical or cognitive disabilities or injuries. In the ordinary course of our business, we are subject to regulatory and other governmental audits and investigations and are party to various legal actions, proceedings, and claims, including wage and hour, employment and personal injury claims, some of which seek to be certified as class or collective actions. These matters could potentially subject us to sanctions, damages, recoupments, fines, and other penalties. Some of these matters have been material to us in the past, and others in the future may, either individually or in the aggregate, be material and adverse to our business, financial position, results of operations, and liquidity.
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
Holders
As of February 13, 2025, there were 100,709,106 shares of Encompass Health common stock issued and outstanding, net of treasury shares, held by approximately 6,266 holders of record (participant positions at The Depository Trust Corporation plus record holders).
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
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2024, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. Pursuant to the terms of the equity plans, all share amounts and exercise prices have been adjusted to reflect the spin off of our home health and hospice business on July 1, 2022 and stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options(1)	Number of securities available for future issuance
Plans approved by stockholders	3,282,172	(2)	$53.05	5,537,035	(3)
Plans not approved by stockholders	77,090	(4)		—
Total	3,359,262		$53.05	5,537,035
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
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2024:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2024	645	$97.57	—	$497,696,249
November 1 through November 30, 2024	309	102.69	—	497,696,249
December 1 through December 31, 2024	91,090	93.73	91,090	$489,158,029
Total	92,044	$93.79	91,090
(1)Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and shares tendered by an employee as payment of the tax liabilities incident to the vesting of previously awarded shares of restricted stock. In October 2024, 645 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
(2)On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which has been amended from time to time. Most recently, on July 24, 2024, our board approved resetting the aggregate common stock repurchase authorization to $500 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 35 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee has in prior years used the SPSIHP as a benchmark for a portion of the awards under our long-term incentive program. The graph assumes $100 invested on December 31, 2019 in our common stock and each of the indices. The returns below assume reinvestment of dividends paid on the related common stock.
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
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Encompass Health Corporation, the S&P 500 Index, and the S&P Health Care Services Select Industry Index

$250
$200
$150
$100
$50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Encompass Health Corporation
S&P 500
SPSIHP

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2019	2020	2021	2022	2023	2024
Encompass Health Corporation	100.00	121.42	97.26	113.86	128.23	178.46
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
SPSIHP	100.00	133.81	147.19	118.22	124.34	126.92
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
In addition, management’s discussion and analysis of our results of operations and cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022 may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 28, 2024.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate hospitals in 38 states and Puerto Rico, with concentrations in Florida and Texas. As of December 31, 2024, we operated 166 inpatient rehabilitation hospitals. For additional information about our business, see Item 1, Business and Item 1A, Risk Factors, of this report.
2024 Overview
During 2024, Net operating revenues increased 11.9% over 2023 due primarily to volume growth and increased pricing. See the “Results of Operations” section of this Item for additional information.
We continued our development and expansion efforts in 2024. We:
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
•began operating our new 61-bed inpatient rehabilitation hospital in Houston, Texas in November 2024;
•expanded our capacity by adding 147 new beds to existing hospitals (inclusive of our new 40-bed satellite inpatient rehabilitation hospital in Ballwin, Missouri which began operating in May 2024); and

•announced or continued the development of the following hospitals:

	Expected open date	Number of New Beds
		2025	2026	2027
De novo projects(1)
Athens, Georgia(2)	1Q25	40	—	—
Fort Myers, Florida(2)	2Q25	60	—	—
Daytona Beach, Florida	2Q25	50	—	—
Danbury, Connecticut	3Q25	40	—	—
Lake Worth, Florida	4Q25	50	—	—
St. Petersburg, Florida	4Q25	50	—	—
Amarillo, Texas	4Q25	50	—	—
Irmo, South Carolina		—	50	—
Concordville, Pennsylvania		—	50	—
Loganville, Georgia(2)		—	40	—
Norristown, Pennsylvania		—	50	—
Avondale, Arizona		—	60	—
San Antonio, Texas		—	50	—
Wesley Chapel, Florida		—	—	50
Palm Beach Gardens, Florida		—	—	50
Bangor, Maine		—	—	50
Remote and satellite hospitals (included in bed additions)(1)
Wildwood, Florida (in The Villages, Florida)	3Q25	50	—	—
Other bed additions		~100	~100	~100
(1) Opening dates are tentative
(2) Expected joint venture
We also continued our shareholder distributions in 2024 through common stock repurchases and paying a quarterly cash dividend on our common stock. For additional information on our common stock repurchases and quarterly dividend payments, see the “Liquidity and Capital Resources” section of this Item.
Business Outlook
We remain optimistic regarding the intermediate and long-term prospects of our business. Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future, reaching approximately 73 million people over the age of 65 by 2030. More specifically, the average age of our Medicare patients is approximately 78, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, inpatient rehabilitation services.
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
The healthcare industry faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities until 2028. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our ability to adapt to changes in reimbursement, sustain our business model, and grow through de novo hospitals and bed additions. See also Item 1, Business, “Strategy and Strategic Priorities” and “Competitive Strengths.”
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
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals, are subject to audit from time to time by governmental payors, such as the Centers for Medicare & Medicaid Services (“CMS”) and state Medicaid programs, their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings, other auditors contracted by CMS, and private insurance carriers, as well as the United States Department of Health and Human Services Office of Inspector General. These audits as well as the ordinary course claim reviews of our billings result in payment denials, including recoupment of previously paid claims. Healthcare providers can challenge denials through an administrative appeals process that can be extremely lengthy, taking up to several years. For additional details of our claim reviews, see Item 1, Business, “Sources of Revenues,” Item 1A, Risk Factors, “Reimbursement Risks,” and Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying consolidated financial statements.
•Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs. Substantially all of our business consists of inpatient rehabilitation services. From a payor perspective, our reimbursement and regulatory risk is concentrated in the Medicare inpatient rehabilitation rules and regulations. We derive approximately 65% of our Net operating revenues from fee-for-service Medicare.
As part of its annual rulemaking process for various healthcare provider categories, CMS adopts IRF reimbursement rate changes effective from October through the following September. On July 31, 2024, CMS released its notice of final rulemaking for fiscal year 2025 for IRFs (the “2025 IRF Rule”) under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). Based on our analysis that utilizes the acuity of our patients annualized over a twelve-month period ended June 30, 2024, our experience with outlier payments over this same time frame, and other factors, we believe the 2025 IRF Rule will result in a net increase to our Medicare payment rates of approximately 3.3% effective October 1, 2024.
Congress also regularly adopts legislation that directly affects Medicare reimbursement. These reimbursement changes can result in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments for IRF services. For example, the Patient Protection and Affordable Care Act (the “ACA”) enacted in 2010 provided for specific reductions to healthcare providers’ annual reimbursement rate updates and other payment policy changes. The Budget Control Act of 2011 provides for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through mid-fiscal year 2032 unless Congress and the President take further action. Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit in the federal budget, Statutory PAYGO requires OMB to order sequestration of Medicare, which could result in Medicare program payments reductions of up to four percent. There can be no assurance that future federal rulemaking and legislation will not result in reimbursement freezes or reductions, or reimbursement increases that are less than the increases we experience in our costs of operation.
In addition to direct changes to Medicare reimbursement rates, other federal regulatory and legislative actions affect healthcare generally and our business specifically. For example, the ACA included provisions intended to promote alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives, including the Bundled Payments for Care Improvement Initiative Advanced (“BPCI Advanced”), the Comprehensive Care for Joint Replacement (“CJR”) program, and more recently, the Transforming Episode Accountability Model (“TEAM”). Likewise, CMS regulatory proposals can affect our operations. On December 14, 2020, CMS announced a five-year review choice demonstration for inpatient rehabilitation services (the “IRF RCD”), under which Medicare reimbursement claims are assessed for compliance with applicable coverage and clinical documentation requirements. In August 2023, IRFs located in Alabama began participation in IRF RCD. On March 1, 2024, CMS announced the expansion of IRF RCD, effective June 17, 2024, to include IRFs located in Pennsylvania and billing to a certain MAC. We do not bill to that MAC, so we are not subject to the program in Pennsylvania at this time. CMS plans to expand IRF RCD further to Texas and California, but the timing for doing so is not known. CMS intends to expand the IRF RCD program after the initial four state rollout but has yet to provide details of that expansion.
Under the IRF RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of Medicare claims submitted to demonstrate compliance with applicable requirements during the first six-month review period or cycle. We elected the pre-claim review option for our IRFs in Alabama for the first cycle. Under the pre-claim review choice, services can begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted, reviewed, and approved before the final claim is paid. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. The opt-out validation percentages for the second and third cycles were 85% or greater and 90% or greater, respectively. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. Our claim validation rate for the first cycle ending in February 2024 exceeded the required 80% at our IRFs in Alabama. For the second cycle, which began on May 1, 2024, we elected not to opt out, so our IRFs in Alabama remained subject to the 100% pre-claim review. None of our IRFs in Alabama achieved the 85% claim validation rate for the second cycle ending in October 2024. We believe many of the non-affirmations in the second cycle were based on application of improper standards or requirements that directly conflict with the Medicare coverage criteria for IRFs. In the third cycle, we are again submitting 100% of review requests pre-claim. We have engaged, and will continue to engage, with the MAC and CMS to ensure the review process is consistent with existing rules, regulations and statutes. Given the inconsistent review process applied by the MAC across the previous two cycles, we cannot predict the impact, if any, IRF RCD may have on the collectability of our Medicare claims over its five-year term and ultimately our financial position, results of operations, and cash flows.
For additional discussion of changes to Medicare reimbursement, including the 2025 IRF Rule and Statutory PAYGO, and other proposed and adopted legislative and regulatory actions, including alternative payment models and the IRF RCD, that may be material to our business, see Item 1, Business, and Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks.”
Concerns held by federal policymakers about the federal deficit, national debt levels, and the solvency of the Medicare trust fund, as well as other healthcare policy priorities, could result in enactment of further federal spending reductions, including by means of significant staffing reductions at U.S. Department of Health and Human Services, further entitlement reform legislation affecting the Medicare program, and further reductions to provider payments. Since taking office in January 2025, President Trump has taken a number of executive actions, including those associated with recommendations of the Department of Government Efficiency, intended to reduce federal spending, including Medicare. We cannot predict what, if any, changes in Medicare spending or modifications to the healthcare laws and regulations will result from future budget or other legislative or regulatory initiatives.
As discussed in Item 1, Business, healthcare will be the subject of significant regulatory and legislative changes regardless of party in control of the executive and legislative branches of state and federal governments. We will continue to evaluate these laws and regulations and position the Company for this industry shift. Based on our track record, we believe we can adapt to regulatory and industry changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.
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
•Recruiting and Retaining High-Quality Personnel. Recruiting and retaining qualified personnel, including management, for our inpatient hospitals remains a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of providing high-quality, cost-effective care. Additionally, our operations have been affected and may in the future be affected by staffing shortages. In recent years, staffing shortages and competition have resulted in increased labor costs, including significant sign-on and shift bonuses, and increased use of contract labor. See Item 1A, Risk Factors, for further discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs and constrain our ability to take new patients.
We remain confident in the prospects of our business based on the increasing demands for the services we provide to an aging population. This confidence is further supported by our strong financial foundation and the substantial investments we have made in our business. We have a proven track record of working through difficult operating environments, and we believe in our ability to overcome current and future challenges.
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2024	2023	2022
Medicare	65.1%	65.0%	65.3%
Medicare Advantage	16.8%	16.2%	15.1%
Managed care	10.8%	11.1%	11.6%
Medicaid	3.3%	4.0%	4.2%
Other third-party payors	0.8%	0.9%	0.9%
Workers' compensation	0.5%	0.5%	0.6%
Patients	0.3%	0.3%	0.4%
Other income	2.4%	2.0%	1.9%
Total	100.0%	100.0%	100.0%

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
Our Results
Our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In Millions)
Net operating revenues	$5,373.2	$4,801.2	$4,348.6	11.9%	10.4%
Operating expenses:
Salaries and benefits	2,901.0	2,600.1	2,393.3	11.6%	8.6%
Other operating expenses	802.6	719.1	670.4	11.6%	7.3%
Occupancy costs	57.3	56.3	54.7	1.8%	2.9%
Supplies	239.0	218.3	202.1	9.5%	8.0%
General and administrative expenses	209.2	201.7	154.3	3.7%	30.7%
Depreciation and amortization	299.6	273.9	243.6	9.4%	12.4%
Total operating expenses	4,508.7	4,069.4	3,718.4	10.8%	9.4%
Loss on early extinguishment of debt	0.6	—	1.4	N/A	(100.0)%
Interest expense and amortization of debt discounts and fees	137.4	143.5	175.7	(4.3)%	(18.3)%
Other (income) expense	(20.1)	(15.7)	5.2	28.0%	(401.9)%
Equity in net income of nonconsolidated affiliates	(3.0)	(3.2)	(2.9)	(6.3)%	10.3%
Income from continuing operations before income tax expense	749.6	607.2	450.8	23.5%	34.7%
Provision for income tax expense	150.2	132.2	100.1	13.6%	32.1%
Income from continuing operations	599.4	475.0	350.7	26.2%	35.4%
(Loss) income from discontinued operations, net of tax	(2.8)	(12.0)	15.2	(76.7)%	(178.9)%
Net income	596.6	463.0	365.9	28.9%	26.5%
Less: Net income attributable to noncontrolling interests included in continuing operations	(140.9)	(111.0)	(93.6)	26.9%	18.6%
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	—	(1.3)	—%	(100.0)%
Less: Net and comprehensive income attributable to noncontrolling interests	(140.9)	(111.0)	(94.9)	26.9%	17.0%
Net income attributable to Encompass Health	$455.7	$352.0	$271.0	29.5%	29.9%

Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2024	2023	2022
Operating expenses:
Salaries and benefits	54.0%	54.2%	55.0%
Other operating expenses	14.9%	15.0%	15.4%
Occupancy costs	1.1%	1.2%	1.3%
Supplies	4.4%	4.5%	4.6%
General and administrative expenses	3.9%	4.2%	3.5%
Depreciation and amortization	5.6%	5.7%	5.6%
Total operating expenses	83.9%	84.8%	85.5%
Additional information regarding our operating results is as follows:

	For the Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$5,230.5	$4,693.8	$4,251.6	11.4%	10.4%
Outpatient and other	142.7	107.4	97.0	32.9%	10.7%
Net operating revenues	$5,373.2	$4,801.2	$4,348.6	11.9%	10.4%
	(Actual Amounts)
Discharges	248,498	229,480	211,116	8.3%	8.7%
Net patient revenue per discharge	$21,048	$20,454	$20,139	2.9%	1.6%
Outpatient visits	114,034	120,835	138,644	(5.6)%	(12.8)%
Average length of stay (days)	12.2	12.4	12.7	(1.6)%	(2.4)%
Occupancy %	74.6%	72.1%	70.9%	3.5%	1.7%
# of licensed beds	11,094	10,778	10,356	2.9%	4.1%
Occupied beds	8,276	7,771	7,342	6.5%	5.8%
Full-time equivalents (FTEs) - internal	27,658	25,850	24,080	7.0%	7.4%
Contract labor FTEs	427	425	547	0.5%	(22.3)%
Total FTEs*	28,085	26,275	24,627	6.9%	6.7%
Employees per occupied bed	3.39	3.38	3.35	0.3%	0.9%
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

2024 Compared to 2023
Net Operating Revenues
Our consolidated Net operating revenues increased during 2024 compared to 2023 primarily due to increased volumes and favorable pricing. Discharge growth included a 5.6% increase in same-store discharges. Discharge growth from new stores during 2024 compared to 2023 resulted from our joint ventures in Knoxville, Tennessee (March 2023), Owasso, Oklahoma (March 2023), Bowie, Maryland (June 2023), Columbus, Georgia (September 2023), Atlanta, Georgia (May 2024), and Louisville, Kentucky (June 2024), as well as our wholly owned hospitals in Clermont, Florida (April 2023), Prosper, Texas (November 2023), Fitchburg, Wisconsin (November 2023), Kissimmee, Florida (May 2024), Johnston, Rhode Island (July 2024), and Fort Mill, South Carolina (September 2024). Growth in net patient revenue per discharge in 2024 compared to 2023 primarily resulted from an increase in reimbursement rates and a decrease in revenue reserves related to bad debt partially offset by a change in patient mix. Revenue reserves during 2023 included an approximate $22 million reserve recorded in the fourth quarter of 2023 related to appeals pending before the Departmental Appeals Board and various federal district courts. For additional details on this reserve, see Item 1A, Risk Factors, “Reimbursement Risks,” and Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements.
The increase in outpatient and other revenue during 2024 included an increase of $33.8 million in provider tax revenues (partially offset by an increase of $17.6 million in provider tax expenses included in Other operating expenses). Provider tax revenues represent amounts received under state directed and supplemental payment programs associated with Medicaid. See Item 1, Business, “Medicaid Reimbursement,” for additional information.
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
Salaries and benefits increased in 2024 compared to 2023 primarily due to salary and benefit cost increases for our employees and increased patient volumes, including an increase in the number of FTEs as a result of our development activities. Salaries and benefits decreased as a percent of Net operating revenues during 2024 compared to 2023 primarily due to higher volumes and provider tax revenues and lower revenue reserves related to bad debt as discussed above.
In order to meet our clinical staffing needs, we have continued to utilize third-party agencies and to pay sign-on and shift bonuses to our employees. While the costs associated with these actions have declined compared to the prior year, future costs will be affected by labor market conditions and other factors.
Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, non-income related taxes, professional fees, utilities, insurance, and repairs and maintenance.
Other operating expenses increased during 2024 compared to 2023 primarily due to higher costs resulting from our development activities and increased provider tax expense as discussed above. Other operating expenses decreased as a percent of Net operating revenues during 2024 compared to 2023 primarily due to higher volumes.
Other operating expenses during 2024 included a $10.4 million impairment charge related to the closure of our joint venture inpatient rehabilitation hospital in Eau Claire, Wisconsin. In January 2024, we received notice that our joint venture partner intended to close its acute-care hospital in which our joint venture inpatient rehabilitation hospital was located. We closed that joint venture hospital in February 2024 and incurred a one-time impairment charge of $10.4 million. The impact to Net income attributable to Encompass Health during 2024 resulting from the impairment was $1.8 million after reductions for Net income attributable to noncontrolling interests of $7.3 million and the Provision for income tax expense of $1.3 million.
Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. Specifically, these costs include personal protective equipment (“PPE”), pharmaceuticals, food, syringes, bandages, and other similar items.

Supplies increased during 2024 compared to 2023 primarily due to higher costs for medical supplies, pharmaceuticals, and food.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, human resources, corporate accounting, legal services, and internal audit and controls that are managed from our home office in Birmingham, Alabama. These expenses also include stock-based compensation expenses.
General and administrative expenses increased during 2024 compared to 2023 primarily due to higher salaries, benefits, and software expenses partially offset by lower incentive compensation costs. General and administrative expenses decreased as a percent of Net operating revenues during 2024 compared to 2023 primarily due to higher volumes.
Depreciation and Amortization
Depreciation and amortization increased during 2024 compared to 2023 due to our capital investments throughout 2023 and 2024. Depreciation and amortization in 2023 included $6.1 million related to the accelerated amortization of the remaining carrying value of certificate of need (“CON”) assets in South Carolina. In May 2023, the governor of South Carolina signed into law S.164, which repealed the requirement of certain healthcare providers to obtain and/or maintain a CON.
See “Executive Overview” section of this Item for information related to our development activity. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees in 2024 compared to 2023 primarily resulted from the August and November 2024 redemptions of $150 million and $100 million, respectively, in outstanding principal amount of the 5.75% Senior Notes due 2025. Cash paid for interest approximated $147 million and $148 million in 2024 and 2023, respectively. For additional information, see Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Provision for Income Tax Expense
Our Provision for income tax expense increased in 2024 compared to 2023 primarily due to higher Income from continuing operations before income tax expense.
Our cash payments for income taxes approximated $164 million and $107 million, net of refunds, in 2024 and 2023, respectively. These payments were based on estimates of taxable income. We estimate we will pay approximately $155 million to $175 million of cash income taxes, net of refunds, in 2025. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2025. In 2024 and 2023, current income tax expense was $139.5 million and $128.3 million, respectively.
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
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during 2024 compared to 2023 primarily resulted from increased profitability from certain existing joint venture hospitals partially offset by the ramp up of new joint venture hospitals and the impact from the impairment related to the closure of our joint venture hospital in Eau Claire, Wisconsin in February 2024, as discussed above. See the “Executive Overview” section of this Item for additional information on our new joint venture hospitals.

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
Suppliers pass along rising costs to us in the form of higher prices. For example, we experienced higher prices for our medical supplies (including PPE) and food as a result of the COVID-19 pandemic, and we continue to experience higher costs in the recent inflationary environment. President Trump has threatened extensive new tariffs, which could increase our costs in the future. Our supply chain efforts and our continual focus on monitoring and actively managing medical supplies and pharmaceutical costs have enabled us to accommodate increased pricing related to supplies and other operating expenses over the past few years. However, we cannot predict our ability to cover future cost increases including increase in the cost of PPE.
It should be noted that we have little or no ability to pass on these increased costs associated with providing services to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates.
See Item 1A, Risk Factors, for additional information.
Relationships and Transactions with Related Parties
Related party transactions were not material to our operations in 2024, 2023, or 2022, and therefore, are not presented as a separate discussion within this Item.
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
Consistent with these objectives, in August and November 2024, we redeemed $150 million and $100 million, respectively, of the outstanding principal balance of our 5.75% Senior Notes due 2025 (the “2025 Notes”) using cash on hand. Pursuant to the terms of the 2025 Notes, these optional redemptions were made at a price of par. As a result of these redemptions, we recorded a $0.6 million Loss on early extinguishment of debt during 2024. See Note 9, Long-term Debt, to the accompanying consolidated financial statements, for additional information.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities until 2028. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and we have significant availability under our revolving credit facility. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders.
Current Liquidity
As of December 31, 2024, we had $85.4 million in Cash and cash equivalents. This amount excludes $37.7 million in Restricted cash and $130.9 million of restricted marketable securities ($39.0 million included in Other current assets and $91.9 million included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2024, we had approximately $944 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2024, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for 2024 and the interest rate in effect under our credit agreement during the three-month period ended December 31, 2024, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for the entire year, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
Effective July 1, 2024, we expanded our existing joint venture with Piedmont Healthcare (“Piedmont”), which we control, by contributing the assets and operations of our previously wholly-owned 70-bed hospital in Augusta, Georgia. Piedmont contributed approximately $90 million on July 1, 2024, which indirectly resulted in Piedmont obtaining a 50% ownership interest in the hospital. For additional information, see Note 1, Summary of Significant Accounting Policies, “Noncontrolling Interests in Consolidated Affiliates,” to the accompanying consolidated financial statements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2027, and except for approximately $100 million of our 2025 Notes, our bonds all mature in 2028 and beyond. See Note 9, Long-term Debt, to the accompanying consolidated financial statements, for additional information related to our debt. Also, see the “Contractual Obligations” section below for information related to our contractual obligations as of December 31, 2024.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities of continuing operations (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$1,005.9	$866.8	$653.5
Net cash used in investing activities	(653.3)	(602.8)	(623.5)
Net cash used in financing activities	(330.6)	(197.2)	(660.8)
Increase (decrease) in cash, cash equivalents, and restricted cash	$22.0	$66.8	$(630.8)
2024 Compared to 2023
Operating activities. The increase in Net cash provided by operating activities of continuing operations during 2024 compared to 2023 primarily resulted from an increase in Net income which was driven by growth in Net operating revenues.
Investing activities. The increase in Net cash used in investing activities of continuing operations during 2024 compared to 2023 primarily resulted from increased Purchases of property, equipment, and intangible assets.
Financing activities. The increase in Net cash used in financing activities of continuing operations during 2024 compared to 2023 primarily resulted from higher net debt payments and repurchases of common stock partially offset by higher Contributions from noncontrolling interests of consolidated affiliates. Net debt payments during 2024 included the redemption of $250 million of the outstanding principal balance of our 2025 Notes using cash on hand. See Note 9, Long-term Debt, to the accompanying consolidated financial statements, for additional information related to our debt. Contributions from noncontrolling interests of consolidated affiliates during 2024 included approximately $90 million from Piedmont discussed in the “Current Liquidity” section of this Item. For additional information related to our stock repurchases, see the “Authorizations for Returning Capital to Stakeholders” section of this Item.

Contractual Obligations
Our consolidated contractual obligations as of December 31, 2024 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,159.4	$114.9	$2,044.5
Revolving credit facility	20.0	—	20.0
Interest on long-term debt (b)	460.7	105.1	355.6
Finance lease obligations (c)	458.6	46.7	411.9
Operating lease obligations (d)	296.8	38.9	257.9
Purchase obligations (e)	230.1	60.4	169.7
Total	$3,625.6	$366.0	$3,259.6
(a)Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 9, Long-term Debt, to the accompanying consolidated financial statements.
(b)Interest on our fixed rate debt is presented using the stated interest rate. Interest on our variable rate debt is estimated using the rate in effect as of December 31, 2024. Interest pertaining to our bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line (see Note 7, Leases, and Note 9, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.
(c)Amounts include interest portion of future minimum finance lease payments.
(d)We lease approximately 9% of our hospitals as well as other property under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 7, Leases, to the accompanying consolidated financial statements.
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2024, we made capital expenditures of approximately $643 million for property, equipment, and intangible assets. During 2025, we expect to spend approximately $740 million to $770 million for capital expenditures. Approximately $215 million to $225 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects. At December 31, 2024, we have projects under construction which have an estimated additional cost to complete over the next two years of approximately $410 million. We expect to fund capital expenditures using cash on hand and borrowings under our revolving credit facility.
Authorizations for Returning Capital to Stakeholders
In October 2023, February 2024, and May 2024, our board of directors declared cash dividends of $0.15 per share that were paid in January 2024, April 2024, and July 2024, respectively. In July 2024, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.17 per share paid in October 2024. That same month, our board again declared a cash dividend of $0.17 per common share which was paid in January 2025. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, and (2) either (a) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x and our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.50x or (b) our leverage ratio remains in compliance with the leverage ratio covenant and there is capacity under the Available Amount as defined in the credit agreement. The terms of our Senior Notes (defined below) indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which has been amended from time to time. Most recently, on July 24, 2024, our board approved resetting the aggregate common stock repurchase authorization to $500 million. As of December 31, 2024, approximately $489 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During 2024, we repurchased 0.4 million shares of our common stock in the open market for $31.1 million under this repurchase authorization using cash on hand. There were no repurchases of our common stock during 2023 or 2022. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $1 billion revolving credit facility.
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

For the Year Ended December 31, 2024
(In Millions)
Net operating revenues	$3,327.2
Intercompany revenues generated from non-guarantor subsidiaries	102.7
Total net operating revenues	$3,429.9

Operating expenses	$2,912.7
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	36.7
Total operating expenses	$2,949.4

Income from continuing operations	$265.8
Net income	$263.0
Net income attributable to Encompass Health	$263.0

As of December 31, 2024
(In Millions)
Total current assets	$609.5

Property and equipment, net	$2,394.0
Goodwill	893.2
Intercompany receivable due from non-guarantor subsidiaries	47.4
Other noncurrent assets	490.9
Total noncurrent assets	$3,825.5

Total current liabilities	$677.7

Long-term debt, net of current portion	$2,273.3
Other noncurrent liabilities	336.1
Total noncurrent liabilities	$2,609.4
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
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$1,002.8	$850.8	$705.8
Interest expense and amortization of debt discounts and fees	137.4	143.5	175.7
Gain (loss) on sale of investments, excluding impairments	2.7	4.6	(15.5)
Equity in net income of nonconsolidated affiliates	3.0	3.2	2.9
Net income attributable to noncontrolling interests in continuing operations	(140.9)	(111.0)	(93.6)
Amortization of debt-related items	(9.7)	(9.5)	(9.7)
Distributions from nonconsolidated affiliates	(4.0)	(1.6)	(4.0)
Current portion of income tax expense	139.5	128.3	72.2
Change in assets and liabilities	(21.9)	(50.3)	30.4
Cash used in (provided by) operating activities of discontinued operations	3.1	16.0	(52.3)
Asset impairment impact on noncontrolling interests	(7.3)	—	—
State regulatory change impact on noncontrolling interests	—	(2.2)	—
Change in fair market value of equity securities	(1.0)	(0.7)	7.4
Adjusted EBITDA	$1,103.7	$971.1	$819.3

Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2024	2023	2022
Net income	$596.6	$463.0	$365.9
Loss (income) from discontinued operations, net of tax, attributable to Encompass Health	2.8	12.0	(15.2)
Net income attributable to noncontrolling interests included in continuing operations	(140.9)	(111.0)	(93.6)
Provision for income tax expense	150.2	132.2	100.1
Interest expense and amortization of debt discounts and fees	137.4	143.5	175.7
Loss on early extinguishment of debt	0.6	—	1.4
Loss on disposal or impairment of assets	17.4	9.8	4.8
Depreciation and amortization	299.6	273.9	243.6
Stock-based compensation	48.3	50.6	29.2
State regulatory change impact on noncontrolling interests	—	(2.2)	—
Change in fair market value of equity securities	(1.0)	(0.7)	7.4
Asset impairment impact on noncontrolling interests	(7.3)	—	—
Adjusted EBITDA	$1,103.7	$971.1	$819.3
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
The table below shows a summary of our net accounts receivable balances as of December 31, 2024 and 2023. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to the accompanying consolidated financial statements.

	As of December 31,
	2024	2023
	(In Millions)
Current:
0 - 30 Days	$449.3	$444.5
31 - 60 Days	46.7	66.5
61 - 90 Days	25.5	23.9
91 - 120 Days	14.8	14.1
120 + Days	56.7	50.8
Patient accounts receivable	593.0	599.8
Other accounts receivable	5.8	11.8
	598.8	611.6
Noncurrent patient accounts receivable	30.6	20.9
Accounts receivable	$629.4	$632.5
Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, the proper function and availability of billing systems, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding, pre-payment claim reviews by our respective MACs, and reimbursement claims audits by governmental or other payors and their agents. As of December 31, 2024 and 2023, $30.6 million and $21.0 million, respectively, of our patient accounts receivable represented denials that were under review or audit. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying consolidated financial statements of this report.
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

Net self-insurance reserves as of December 31, 2024:
As reported, with 50% statistical confidence level	157.2
With 70% statistical confidence level	168.1
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
During the year ended December 31, 2024, we decreased our valuation allowance by $7.4 million. As of December 31, 2024, we had a remaining valuation allowance of $21.0 million which primarily related to unusable foreign tax credits generated by our operations in Puerto Rico. We determined it was necessary to maintain a valuation allowance on our foreign tax credits due to uncertainties related to our ability to utilize a portion of these credits before they expire. The amount of the valuation allowance has been determined based on the weight of all available evidence, as described above, including management’s estimates of taxable income over the periods in which the related deferred tax assets will be recoverable.
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
Item 7A.Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use a sensitivity analysis model to evaluate the impact of interest rate changes on our variable rate debt. As of December 31, 2024, our primary variable rate debt outstanding related to $20.0 million in advances under our revolving credit facility. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $0.2 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.2 million over the next 12 months. HCS, Ltd., our wholly owned insurance captive maintains positions in investment securities for other than trading purposes, which, as of December 31, 2024, had a fair market value of approximately $131 million. Changes in the value of these securities is recorded in the accompanying consolidated statements of comprehensive income. During the year ended December 31, 2024, we recorded an unrealized gain of $1.0 million pertaining to these securities. For additional information, see Note 4, Cash and Marketable Securities, and Note 12, Fair Value Measurements, to the accompanying consolidated financial statements.

The fair value of our fixed rate debt is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy, and is summarized as follows (in millions):

	December 31, 2024		December 31, 2023
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
5.75% Senior Notes due 2025
Carrying Value	$99.8	$—	$348.5	$—
Unamortized debt discount and fees	0.2	—	1.5	—
Principal amount	100.0	99.7	350.0	349.3
4.50% Senior Notes due 2028
Carrying Value	788.4	—	785.0	—
Unamortized debt discount and fees	11.6	—	15.0	—
Principal amount	800.0	772.3	800.0	763.6
4.75% Senior Notes due 2030
Carrying Value	784.2	—	781.5	—
Unamortized debt discount and fees	15.8	—	18.5	—
Principal amount	800.0	759.0	800.0	755.0
4.625% Senior Notes due 2031
Carrying Value	392.5	—	391.5	—
Unamortized debt discount and fees	7.5	—	8.5	—
Principal amount	400.0	369.9	400.0	369.4
Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows. See also Note 9, Long-term Debt, and Note 12, Fair Value Measurements, to the accompanying consolidated financial statements.
Item 8.Financial Statements and Supplementary Data
Our consolidated financial statements and related notes are filed together with this report. See the index to financial statements on page F-1 for a list of financial statements filed with this report.
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.Other Information
Insider Trading Arrangements
None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None applicable.

PART III
We expect to file a definitive proxy statement relating to our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2025 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10.Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2025 Proxy Statement under the captions “Items of Business Requiring Your Vote—Proposal 1—Election of Directors,” “Corporate Governance and Board Structure—Corporate Governance—Code of Ethics,” —Insider Trading Policy,” “—Board Structure and Committees—Audit Committee,” “—Board Composition and Director Nomination Process—Director Nominees Proposed by Stockholders,” and “Executive Officers.”
Item 11.Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2025 Proxy Statement under the captions “Corporate Governance and Board Structure—Compensation of Directors,” “Compensation and Human Capital Committee Matters,” and “Executive Compensation,” except as to the information under the “Pay vs. Performance” caption which is only required to be disclosed in the proxy statement pursuant to Item 402(v) of Regulation S-K.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2025 Proxy Statement under the captions “Executive Compensation—Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13.Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2025 Proxy Statement under the captions “Corporate Governance and Board Structure—Director Independence” and “Certain Relationships and Related Transactions.”
Item 14.Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2025 Proxy Statement under the caption “Items of Business Requiring Your Vote—Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.Exhibits and Financial Statement Schedules
Financial Statements
See the accompanying index on page F-1 for a list of financial statements filed as part of this report.
Financial Statement Schedules
None.
Exhibits
See Exhibit Index immediately following page F-45 of this report.
Item 16.Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS HEALTH CORPORATION

By:	/s/ MARK J. TARR
Mark J. Tarr
President and Chief Executive Officer

Date:	February 28, 2025

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

Signature	Capacity	Date

/s/ MARK J. TARR	President and Chief Executive Officer and Director	February 28, 2025
Mark J. Tarr

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 28, 2025
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 28, 2025
Andrew L. Price

/s/ GREG D. CARMICHAEL	Chairman of the Board of Directors	February 28, 2025
Greg D. Carmichael

/s/ Edward M. CHRISTIE III	Director	February 28, 2025
Edward M. Christie III

/s/ JOAN E. HERMAN	Director	February 28, 2025
Joan E. Herman

/s/ LESLYE G. KATZ	Director	February 28, 2025
Leslye G. Katz

/s/ PATRICIA A. MARYLAND	Director	February 28, 2025
Patricia A. Maryland

/s/ KEVIN J. O’CONNOR	Director	February 28, 2025
Kevin J. O’Connor

/s/ CHRISTOPHER R. REIDY	Director	February 28, 2025
Christopher R. Reidy

/s/ NANCY M. SCHLICHTING	Director	February 28, 2025
Nancy M. Schlichting

/s/ TERRANCE WILLIAMS	Director	February 28, 2025
Terrance Williams

Item 15.Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Encompass Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Encompass Health Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Patient Accounts Receivable - Contractual Allowances and Uncollectible Amounts

As described in Notes 1 and 5 to the consolidated financial statements, revenues are recognized (or measured) using the input method as therapy, nursing, and auxiliary services are provided based on management’s estimate of the respective transaction price. Management’s estimate of the transaction price includes estimates of price concessions for such items as contractual allowances, potential adjustments that may arise from payment and other reviews, and uncollectible amounts. Revenues recognized are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related patient accounts receivable. Factors considered by management in determining the estimated transaction price include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Management assumes these factors will remain consistent with the experience for patients discharged in similar time periods for the same payor classes. The Company’s consolidated accounts receivable balance is $629.4 million as of December 31, 2024. Management estimates the allowance for uncollectible amounts based on the aging of accounts receivable, historical collection experience for each type of payor, and other relevant factors. As disclosed by management, changes in general economic conditions are also considered.

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

Valuation of Patient Accounts Receivable - Denied Claims

As described in Note 1 to the consolidated financial statements, the Company’s Medicare claims have been subject to review by Medicare Administrative Contractors (“MACs”) under various programs such as “widespread probes” and the Targeted Probe and Educate initiative. The MACs reviews have resulted in denial of payment for claims billed under certain diagnosis codes. While the Company generally appeals most of the denials of claims by the MACs, the Medicare appeals adjudication process, which is administered by the Office of Medicare Hearings and Appeals (“OMHA”), has been subject to significant delay resulting in a backlog of claims awaiting adjudication. As of December 31, 2024, there were approximately $41.0 million in denied claims that were under review or audit. As disclosed in Note 1, the Company’s historical experience and success in the adjudication of these appeals is a component of management’s estimate of the transaction price.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 28, 2025

We have served as the Company’s auditor since 2003.

Encompass Health Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2024	2023	2022
	(In Millions, Except Per Share Data)
Net operating revenues	$5,373.2	$4,801.2	$4,348.6
Operating expenses:
Salaries and benefits	2,901.0	2,600.1	2,393.3
Other operating expenses	802.6	719.1	670.4
Occupancy costs	57.3	56.3	54.7
Supplies	239.0	218.3	202.1
General and administrative expenses	209.2	201.7	154.3
Depreciation and amortization	299.6	273.9	243.6
Total operating expenses	4,508.7	4,069.4	3,718.4
Loss on early extinguishment of debt	0.6	—	1.4
Interest expense and amortization of debt discounts and fees	137.4	143.5	175.7
Other (income) expense	(20.1)	(15.7)	5.2
Equity in net income of nonconsolidated affiliates	(3.0)	(3.2)	(2.9)
Income from continuing operations before income tax expense	749.6	607.2	450.8
Provision for income tax expense	150.2	132.2	100.1
Income from continuing operations	599.4	475.0	350.7
(Loss) income from discontinued operations, net of tax	(2.8)	(12.0)	15.2
Net and comprehensive income	596.6	463.0	365.9
Less: Net income attributable to noncontrolling interests included in continuing operations	(140.9)	(111.0)	(93.6)
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	—	(1.3)
Less: Net and comprehensive income attributable to noncontrolling interests	(140.9)	(111.0)	(94.9)
Net and comprehensive income attributable to Encompass Health	$455.7	$352.0	$271.0

Weighted average common shares outstanding:
Basic	99.9	99.5	99.2
Diluted	102.2	101.3	100.4
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$4.56	$3.63	$2.58
Discontinued operations	(0.03)	(0.12)	0.14
Net income	$4.53	$3.51	$2.72
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$4.49	$3.59	$2.56
Discontinued operations	(0.03)	(0.12)	0.14
Net income	$4.46	$3.47	$2.70

Amounts attributable to Encompass Health:
Income from continuing operations	$458.5	$364.0	$257.1
(Loss) income from discontinued operations, net of tax	(2.8)	(12.0)	13.9
Net income attributable to Encompass Health	$455.7	$352.0	$271.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2024	2023
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$85.4	$69.1
Restricted cash	37.7	35.1
Accounts receivable	598.8	611.6
Prepaid expenses	42.3	34.5
Other current assets	122.7	91.5
Total current assets	886.9	841.8
Property and equipment, net	3,643.1	3,301.0
Operating lease right-of-use assets	203.7	208.5
Goodwill	1,284.0	1,281.3
Intangible assets, net	297.8	278.2
Other long-term assets	219.2	191.6
Total assets(1)	$6,534.7	$6,102.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$138.6	$24.8
Current operating lease liabilities	26.3	24.1
Accounts payable	171.0	170.0
Accrued payroll	227.9	207.5
Accrued interest payable	38.6	42.6
Other current liabilities	238.6	187.4
Total current liabilities	841.0	656.4
Long-term debt, net of current portion	2,359.2	2,687.8
Long-term operating lease liabilities	189.7	196.1
Self-insured risks	138.6	131.8
Deferred income tax liabilities	105.2	87.0
Other long-term liabilities	51.8	46.1
Total liabilities(1)	3,685.5	3,805.2
Commitments and contingencies
Redeemable noncontrolling interests	56.5	42.0
Shareholders’ equity:
Encompass Health shareholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 116,036,500 in 2024; 115,416,676 in 2023	1.2	1.2
Capital in excess of par value	1,847.0	1,787.0
Accumulated income	796.7	406.5
Treasury stock, at cost (15,261,136 shares in 2024 and 15,163,909 shares in 2023)	(577.9)	(547.2)
Total Encompass Health shareholders’ equity	2,067.0	1,647.5
Noncontrolling interests	725.7	607.7
Total shareholders’ equity	2,792.7	2,255.2
Total liabilities(1) and shareholders’ equity	$6,534.7	$6,102.4
(1)Our consolidated assets as of December 31, 2024 and December 31, 2023 include total assets of variable interest entities of $208.1 million and $207.7 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of December 31, 2024 and December 31, 2023 include total liabilities of the variable interest entities of $45.0 million and $42.2 million, respectively. See Note 3, Variable Interest Entities.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity

	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
December 31, 2021	99.5	$1.1	$2,289.6	$141.8	$(521.2)	$445.7	$2,357.0
Net income	—	—	—	271.0	—	87.7	358.7
Receipt of treasury stock	(0.1)	—	—	—	(7.7)	—	(7.7)
Dividends declared ($0.86 per share)	—	—	(11.1)	(75.2)	—	—	(86.3)
Stock-based compensation	—	—	31.7	—	—	—	31.7
Distributions declared	—	—	—	—	—	(99.5)	(99.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	100.1	100.1
Spin off of Enhabit, Inc.	—	—	(595.7)	(221.9)	—	(28.4)	(846.0)
Other	0.4	—	15.7	—	(7.8)	10.4	18.3
December 31, 2022	99.8	1.1	1,730.2	115.7	(536.7)	516.0	1,826.3
Net income	—	—	—	352.0	—	102.7	454.7
Receipt of treasury stock	(0.1)	—	—	—	(8.2)	—	(8.2)
Dividends declared ($0.60 per share)	—	—	0.5	(61.2)	—	—	(60.7)
Stock-based compensation	—	—	50.6	—	—	—	50.6
Distributions declared	—	—	—	—	—	(110.0)	(110.0)
Capital contributions from consolidated affiliates	—	—	—	—	—	100.5	100.5
Other	0.6	0.1	5.7	—	(2.3)	(1.5)	2.0
December 31, 2023	100.3	1.2	1,787.0	406.5	(547.2)	607.7	2,255.2
Net income	—	—	—	455.7	—	135.8	591.5
Receipt of treasury stock	(0.2)	—	—	—	(12.1)	—	(12.1)
Dividends declared ($0.64 per share)	—	—	0.4	(65.5)	—	—	(65.1)
Stock-based compensation	—	—	48.3	—	—	—	48.3
Distributions declared	—	—	—	—	—	(121.3)	(121.3)
Repurchases of common stock in open market	(0.4)	—	—	—	(31.1)	—	(31.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	134.2	134.2
Contribution of our hospital to consolidated joint venture	—	—	23.2	—	—	(30.8)	(7.6)
Other	1.1	—	(11.9)	—	12.5	0.1	0.7
December 31, 2024	100.8	$1.2	$1,847.0	$796.7	$(577.9)	$725.7	$2,792.7
The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023	2022
	(In Millions)
Cash flows from operating activities:
Net income	$596.6	$463.0	$365.9
Loss (income) from discontinued operations, net of tax	2.8	12.0	(15.2)
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	299.6	273.9	243.6
Amortization of debt-related items	9.7	9.5	9.7
Loss on early extinguishment of debt	0.6	—	1.4
Equity in net income of nonconsolidated affiliates	(3.0)	(3.2)	(2.9)
Distributions from nonconsolidated affiliates	4.0	1.6	4.0
Stock-based compensation	48.3	50.6	29.2
Deferred tax expense	10.7	3.9	27.9
Other, net	14.7	5.2	20.3
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	3.0	(22.4)	(16.9)
Prepaid expenses and other assets	(57.3)	6.1	8.0
Accounts payable	3.0	11.8	2.3
Accrued payroll	20.4	39.2	(31.2)
Other liabilities	52.8	15.6	7.4
Net cash (used in) provided by operating activities of discontinued operations	(3.1)	(16.0)	52.3
Total adjustments	403.4	375.8	355.1
Net cash provided by operating activities	1,002.8	850.8	705.8
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(642.5)	(583.1)	(584.1)
Proceeds from sale of restricted investments	18.9	7.4	—
Purchases of restricted investments	(22.5)	(23.0)	(35.2)
Other, net	(7.2)	(4.1)	(4.2)
Net cash used in investing activities of discontinued operations	—	—	(3.5)
Net cash used in investing activities	(653.3)	(602.8)	(627.0)
(Continued)

Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2024	2023	2022
	(In Millions)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(255.2)	(7.2)	(345.8)
Principal borrowings on notes	15.0	20.0	11.8
Borrowings on revolving credit facility	80.0	60.0	240.0
Payments on revolving credit facility	(60.0)	(115.0)	(385.0)
Principal payments under finance lease obligations	(21.8)	(41.1)	(19.2)
Debt amendment and issuance costs	(0.1)	(0.1)	(24.1)
Repurchases of common stock, including fees and expenses	(31.1)	—	—
Dividends paid on common stock	(62.8)	(60.4)	(99.0)
Distributions paid to noncontrolling interests of consolidated affiliates	(125.0)	(114.7)	(96.6)
Taxes paid on behalf of employees for shares withheld	(12.1)	(8.2)	(7.3)
Contributions from noncontrolling interests of consolidated affiliates	140.4	68.3	64.1
Other, net	2.1	1.2	0.3
Net cash provided by financing activities of discontinued operations	—	—	515.1
Net cash used in financing activities	(330.6)	(197.2)	(145.7)
Increase (decrease) in cash, cash equivalents, and restricted cash	18.9	50.8	(66.9)
Cash, cash equivalents, and restricted cash at beginning of year	104.2	53.4	120.3
Cash, cash equivalents, and restricted cash at end of year	$123.1	$104.2	$53.4

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$69.1	$21.8	$49.4
Restricted cash at beginning of period	35.1	31.6	62.5
Restricted cash included in other long-term assets at beginning of period	—	—	0.4
Cash, cash equivalents, and restricted cash in discontinued operations at beginning of period	—	—	8.0
Cash, cash equivalents, and restricted cash at beginning of period	$104.2	$53.4	$120.3

Cash and cash equivalents at end of period	$85.4	$69.1	$21.8
Restricted cash at end of period	37.7	35.1	31.6
Cash, cash equivalents, and restricted cash at end of period	$123.1	$104.2	$53.4

Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(146.8)	$(147.7)	$(178.4)
Income tax refunds	0.7	2.7	1.0
Income tax payments	(164.5)	(109.3)	(51.2)

Supplemental schedule of noncash investing and financing activities:
Accrued purchases of property, equipment, and intangible assets	$1.9	$26.7	$(3.5)
Joint venture contributions	11.8	32.2	28.6
The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies:
Organization and Description of Business—
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. We operate hospitals in 38 states and Puerto Rico, with concentrations in Florida and Texas. As of December 31, 2024, we operated 166 inpatient rehabilitation hospitals. We are the sole owner of 101 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 65 jointly owned hospitals.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Medicare	$3,495.3	$3,126.1	$2,843.1
Medicare Advantage	903.7	776.1	654.6
Managed care	579.2	531.4	505.2
Medicaid	179.4	190.7	183.3
Other third-party payors	41.7	41.8	39.5
Workers’ compensation	27.8	25.8	24.7
Patients	15.9	14.9	16.6
Other income	130.2	94.4	81.6
Total	$5,373.2	$4,801.2	$4,348.6
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
Pursuant to legislative directives and authorizations from Congress, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. As a matter of course, we undertake significant efforts through training and education to ensure compliance with Medicare requirements. However, past audits have led, and future audits may lead, to assertions we have been underpaid or overpaid by Medicare or submitted improper claims in some instances. Ultimately, audits may require us to refund any amounts determined to have been overpaid. Audits also require us to incur additional costs to respond to requests for records and defend the validity of payments and claims. In some circumstances auditors assert the authority to extrapolate denial rationales to large pools of claims not actually audited, which could increase the impact of the audit. We cannot predict when or how these audit programs will affect us.
Medicare Administrative Contractors (“MACs”), under programs known as “widespread probes,” have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. We dispute, or “appeal,” most of these denials. As discussed above, our historical experience and success in the adjudication of these appeals is a component of our estimate of transaction price. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”) and has been subject to significant delay resulting in a backlog of claims awaiting adjudication. Beginning in March 2020, OMHA increased the frequency of hearings and the number of claims set at each hearing, which we believe adds to the substantive and procedural deficiencies in the appeals process. During 2022, the backlog of “widespread probe” claims adjudicated by the administrative law judge (“ALJ”) continued and were substantially resolved. This OMHA practice resulted in a reduction in our success in the adjudication of these appeals, but have increased the pace of recovery of these claims. We have appealed certain adverse ALJ rulings to the Department Appeals Board (“DAB”), the final level of administrative review. As of December 31, 2024, approximately $4 million and $30 million in denied claims are awaiting review at the ALJ and DAB levels, respectively. In addition, we have appealed approximately $7 million in claims denied by the DAB pending review by the United States district courts as of December 31, 2024.
During the fourth quarter of 2023, we recorded an additional reserve totaling $21.9 million related to appeals pending before the DAB and several federal district courts. The increase in reserve was driven primarily by an increase in unfavorable adjudication outcomes experienced at the DAB during the second half of 2023 and largely offsets the remaining net carrying value of these claims. These appeals related primarily to claims denied prior to 2018. This adjustment did not impact our reserve methodology for ongoing claims audit programs, including TPE and IRF RCD (defined and discussed below). We will continue to pursue ongoing appeals before the DAB and federal district courts where economically beneficial.
Under CMS’s Targeted Probe and Educate (“TPE”) program, MACs use data analysis to identify healthcare providers with unusual billing practices, high claim error rates, and items and services that have high national error rates. Once a MAC selects a provider for claims review, the initial volume of claims review is limited to 20 to 40 claims. The TPE program includes up to three rounds of claims review if necessary with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action, which may include extrapolation of error rates to a broader universe of claims or referral to a UPIC or RAC (defined below). We cannot predict the impact of the TPE program on our ability to collect claims on a timely basis.
On December 14, 2020, CMS announced a five-year review choice demonstration for inpatient rehabilitation services (the “IRF RCD”), under which Medicare reimbursement claims are assessed for compliance with applicable coverage and clinical documentation requirements. In August 2023, IRFs located in Alabama began participation in IRF RCD. On March 1, 2024, CMS announced the expansion of IRF RCD, effective June 17, 2024, to include IRFs located in Pennsylvania and billing to a certain MAC. We do not bill to that MAC, so we are not subject to the program in Pennsylvania at this time. CMS plans to

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
expand IRF RCD further to Texas and California, but the timing for doing so is not known. CMS also intends to expand the IRF RCD program after the initial four state rollout but has yet to provide details of that expansion.
Under the IRF RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of Medicare claims submitted to demonstrate compliance with applicable requirements during the first six-month review period or cycle. We elected the pre-claim review option for our IRFs in Alabama for the first cycle. Under the pre-claim review choice, services can begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted, reviewed, and approved before the final claim is paid. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. The opt-out validation percentages for the second and third cycles were 85% or greater and 90% or greater, respectively. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. Our claim validation rate for the first cycle ending in February 2024 exceeded the required 80% at our IRFs in Alabama. For the second cycle, which began on May 1, 2024, we elected not to opt out, so our IRFs in Alabama remained subject to the 100% pre-claim review. None of our IRFs in Alabama achieved the 85% claim validation rate for the second cycle ending in October 2024. We believe many of the non-affirmations in the second cycle were based on application of improper standards or requirements that directly conflict with the Medicare coverage criteria for IRFs. In the third cycle, we are again submitting 100% of review requests pre-claim. We have engaged, and will continue to engage, with the MAC and CMS to ensure the review process is consistent with existing rules, regulations and statutes. Given the inconsistent review process applied by the MAC across the previous two cycles, we cannot predict the impact, if any, IRF RCD may have on the collectability of our Medicare claims over its five-year term and ultimately our financial position, results of operations, and cash flows.
In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to IRFs, we received requests from 2013 to 2024 to review certain patient files for discharges occurring from 2010 to 2024. These RAC audits are focused on identifying Medicare claims that may contain improper payments. RAC contractors must have CMS approval before conducting these focused reviews which cover issues ranging from billing documentation to medical necessity. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
CMS has also established other types of contractors, including the Unified Program Integrity Contractors (“UPICs”) and the Supplemental Medical Review Contractor (“SMRC”). The UPICs conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the DOJ. Unlike RACs, UPICs do not receive a specific financial incentive based on the amount of the error as a result of UPIC audits. We have, from time to time, received UPIC record requests which have resulted in claim denials on paid claims. We have appealed substantially all UPIC denials arising from these audits using the same process we follow for appealing other denials by contractors. As of December 31, 2024, we have appealed $18.0 million of overpayment determination related to one UPIC audit to the DAB, challenging both the denials and the improper use of extrapolation. It is not possible to predict when this matter will be resolved or the ultimate outcome. The SMRC conducts nationwide medical reviews of Medicare claims to determine compliance with coverage, coding, payment, and billing requirements. During the first quarter of 2023, the SMRC initiated a review of a subset of claims from March 2020 through December 2020 totaling approximately $21 million. We have received initial results for the claims under review and, as of December 31, 2024, approximately 89% of these have been approved with $0.1 million still under appeal.
To date, the Medicare claims that are subject to these post-payment audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2024. Because we have confidence in the medical judgment of both the referring and admitting physicians who assess the treatment needs of their patients, we have appealed substantially all claim denials arising from these audits using the same process we follow for appealing denials by MACs. Due to the delays announced by CMS in the related adjudication process discussed above, we believe the resolution of any claims that are subsequently denied as a result of these claim audits could take several years. In addition, because we have limited experience with UPICs and RACs in the context of claims reviews of this nature, we cannot provide assurance as to the timing or outcomes of these disputes. As such, we make estimates for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for denials by MACs. During 2024, 2023, and 2022, our adjustment to Net operating revenues for claims that are part of this post-payment claims review process was not material.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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

	As of December 31,
	2024	2023
Medicare	55.5%	57.6%
Managed care and other discount plans, including Medicare Advantage	34.3%	32.3%
Medicaid	4.0%	4.0%
Other third-party payors	2.8%	2.7%
Workers' compensation	2.6%	2.5%
Patients	0.8%	0.9%
Total	100.0%	100.0%
While revenues and accounts receivable from the Medicare program are significant to our operations, we do not believe there are significant credit risks associated with this government agency. We do not believe there are any other

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2024, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.

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
Effective July 1, 2024, we expanded our existing joint venture with Piedmont Healthcare (“Piedmont”), which we control, by contributing the assets and operations of our previously wholly-owned 70-bed hospital in Augusta, Georgia. Piedmont contributed approximately $90 million on July 1, 2024, which indirectly resulted in Piedmont obtaining a 50% ownership interest in the hospital. As a result of this transaction, we recorded a post-tax gain of $23.2 million increasing Capital in excess of par value on the consolidated statement of shareholders’ equity for the year ended December 31, 2024. The

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
contribution from Piedmont is included in Contributions from noncontrolling interests of consolidated affiliates on the consolidated statement of cash flows for the year ended December 31, 2024.
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
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of comprehensive income, were $5.8 million, $6.1 million, and $6.3 million in each of the years ended December 31, 2024, 2023, and 2022, respectively.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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
Encompass Health and its corporate subsidiaries file a consolidated federal income tax return. Some subsidiaries consolidated for financial reporting purposes are not part of the consolidated group for federal income tax purposes and file separate federal income tax returns. State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations. Partnerships, limited liability companies, and other pass-through entities we consolidate or account for using the equity method of accounting may file separate federal, state, and local income tax returns. We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes. We included the activity of Enhabit, Inc. and its subsidiaries in our consolidated and combined tax filings for 2022 up through the date of the Spin Off, which is defined and described in Note 2, Spin Off of Home Health and Hospice Business. Subsequent to the Spin Off, Enhabit, Inc. and its subsidiaries are no longer included in our consolidated and combined filings.
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
Recently Adopted Accounting Pronouncements—
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires all public entities, including entities with a single reportable segment, to provide disclosure of (1) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
included within each reported measure of segment profit or loss, (2) the amount and description of the composition of other segment items which reconcile to segment profit or loss, and (3) the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and allocating resources. ASU 2023-07 was effective for us beginning January 1, 2024. The disclosures required are presented in Note 18, Segment Reporting.
Recent Accounting Pronouncements Not Yet Adopted—
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregation of certain expense captions into specified categories within the notes to the financial statements for both interim and annual reporting periods. ASU 2024-03 is effective for our annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. Early adoption is permitted. We are currently evaluating the requirements of this standard and any potential impact it may have on our consolidated financial statements.
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
In accordance with applicable accounting guidance, the historical results of Enhabit have been presented as discontinued operations and, as such, have been excluded from continuing operations for the year ended December 31, 2022. In anticipation of the Spin Off, Enhabit transferred the “Encompass” trade name (net book value of $104.2 million) to us during the second quarter of 2022.
In connection with the Spin Off, on June 30, 2022, we entered into several agreements with Enhabit that govern the relationship of the parties following the Spin Off, including a Separation and Distribution Agreement.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table presents the results of operations of Enhabit as discontinued operations (in millions):

For the Year Ended December 31,
2022
Net operating revenue	$542.3
Operating expenses:
Salaries and benefits	376.4
Other operating expenses	47.5
Occupancy costs	11.0
Supplies	11.7
General and administrative expenses	59.3
Depreciation and amortization	16.7
Total operating expenses	522.6
Interest expense and amortization of debt discounts and fees	0.2
Income from discontinued operations before income taxes	19.5
Provision for income tax expense	4.3
Income from discontinued operations, net of tax	15.2
Less: Net income attributable to noncontrolling interests included in discontinued operations	(1.3)
Net income attributable to Encompass Health included in discontinued operations	$13.9
Transaction costs of $56.7 million incurred during the year ended December 31, 2022 are included in general and administrative expenses in the table above and in (Loss) income from discontinued operations, net of tax, in the consolidated statements of comprehensive income. These charges primarily related to third-party advisory, consulting, legal and professional services, that were associated with the Spin Off.
During 2024 and 2023, we incurred legal costs of $2.9 million and $15.8 million, respectively, related to ongoing litigation against former executive officers of our home health and hospice business. These costs are included in (Loss) income from discontinued operations, net of tax, in the consolidated statements of comprehensive income.
3.Variable Interest Entities:
As of December 31, 2024 and December 31, 2023, we consolidated eight limited partnership-like entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of December 31, 2024. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheets, are as follows (in millions):

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$0.4	$0.2
Accounts receivable	34.5	36.7
Other current assets	9.6	5.0
Total current assets	44.5	41.9
Property and equipment, net	135.7	128.8
Operating lease right-of-use assets	1.3	1.4
Goodwill	15.9	15.9
Intangible assets, net	1.0	1.2
Other long-term assets	9.7	18.5
Total assets	$208.1	$207.7
Liabilities
Current liabilities:
Current portion of long-term debt	$1.0	$0.9
Accounts payable	6.2	7.6
Accrued payroll	11.0	9.4
Other current liabilities	12.7	9.3
Total current liabilities	30.9	27.2
Long-term debt, net of current portion	12.7	13.6
Long-term operating lease liabilities	1.4	1.4
Total liabilities	$45.0	$42.2
4.Cash and Marketable Securities:
The components of our investments as of December 31, 2024 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$85.4	$37.7	$—	$123.1
Equity securities	—	—	130.9	130.9
Total	$85.4	$37.7	$130.9	$254.0
The components of our investments as of December 31, 2023 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$69.1	$35.1	$—	$104.2
Equity securities	—	—	126.2	126.2
Total	$69.1	$35.1	$126.2	$230.4

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Restricted Cash—
Restricted cash consisted of the following (in millions):

	As of December 31,
	2024	2023
Current:
Affiliate cash	$17.9	$17.7
Self-insured captive funds	19.8	17.1
Other	—	0.3
Total restricted cash	$37.7	$35.1
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
Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. HCS insures a substantial portion of Encompass Health’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2024, $39.0 million of restricted marketable securities are included in Other current assets and $91.9 million are included in Other long-term assets in the consolidated balance sheet. As of December 31, 2023, $37.6 million of restricted marketable securities are included in Other current assets and $88.6 million are included in Other long-term assets in the consolidated balance sheet. During the years ended December 31, 2024, 2023, and 2022, $1.0 million, $1.3 million, and $(7.4) million, respectively, of unrealized net gains (losses) were recognized in our consolidated statements of comprehensive income on marketable securities still held at the reporting date.
5.Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2024	2023
Current:
Patient accounts receivable	$593.0	$599.8
Other accounts receivable	5.8	11.8
	598.8	611.6
Noncurrent patient accounts receivable	30.6	20.9
Accounts receivable	$629.4	$632.5
Because the resolution of claims that are part of Medicare audit programs can take several years, we review the patient receivables that are part of this adjudication process to determine their appropriate classification as either current or noncurrent.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Amounts considered noncurrent are included in Other long-term assets in our consolidated balance sheets. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” for additional information.
6.Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2024	2023
Land	$302.6	$294.0
Buildings	3,859.3	3,402.8
Leasehold improvements	372.8	316.8
Vehicles	5.6	5.3
Furniture, fixtures, and equipment	808.8	723.3
	5,349.1	4,742.2
Less: Accumulated depreciation and amortization	(2,111.9)	(1,872.2)
	3,237.2	2,870.0
Construction in progress	405.9	431.0
Property and equipment, net	$3,643.1	$3,301.0
As of December 31, 2024, approximately 66% of our consolidated Property and equipment, net held by Encompass Health Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 9, Long-term Debt, for additional information on our credit agreement.
Depreciation expense was $245.1 million, $215.7 million, and $187.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Interest capitalized was $15.2 million, $13.5 million, and $10.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
7.Leases:
We lease real estate, vehicles, and equipment under operating and finance leases with non-cancelable terms generally expiring at various dates through 2039. Our operating and finance leases generally have 1- to 25-year terms, with one or more renewal options, primarily relating to our real estate leases, with terms to be determined at the time of renewal. The exercise of such lease renewal options is at our sole discretion, and to the extent we are reasonably certain we will exercise a renewal option, the years related to that option are included in our determination of the lease term for purposes of classifying and measuring a given lease. Certain leases also include options to purchase the leased property.
The components of lease costs are as follows (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Operating lease cost	$41.7	$40.9	$38.7
Finance lease cost:
Amortization of right-of-use assets	25.7	25.7	27.5
Interest on lease liabilities	24.7	26.2	29.0
Total finance lease cost	50.4	51.9	56.5
Short-term and variable lease cost	2.3	2.9	5.2
Sublease income	(3.1)	(3.3)	(2.9)
Total lease cost	$91.3	$92.4	$97.5

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Supplemental consolidated balance sheet information related to leases is as follows (in millions):

		As of December 31,
	Classification	2024	2023
Assets
Operating lease	Operating lease right-of-use assets	$203.7	$208.5
Finance lease (1)	Property and equipment, net	221.5	247.2
Total leased assets		$425.2	$455.7

Liabilities
Current liabilities:
Operating lease	Current operating lease liabilities	$26.3	$24.1
Finance lease	Current portion of long-term debt	23.7	21.6
Noncurrent liabilities:
Operating lease	Long-term operating lease liabilities	189.7	196.1
Finance lease	Long-term debt, net of current portion	294.7	318.5
Total leased liabilities		$534.4	$560.3
(1)    Finance lease assets are recorded net of accumulated amortization of $197.3 million and $171.6 million as of December 31, 2024 and 2023, respectively.

	As of December 31,
	2024	2023
Weighted Average Remaining Lease Term
Operating lease	9.7 years	9.5 years
Finance lease	9.8 years	10.7 years
Weighted Average Discount Rate
Operating lease	6.4%	6.3%
Finance lease	7.7%	7.7%
Maturities of lease liabilities as of December 31, 2024 are as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$38.9	$46.7
2026	39.6	47.9
2027	37.7	47.4
2028	36.7	46.4
2029	22.4	47.3
2030 and thereafter	121.5	222.9
Total lease payments	296.8	458.6
Less: Interest portion	(80.8)	(140.2)
Total lease liabilities	$216.0	$318.4

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Supplemental cash flow information related to our leases is as follows (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40.7	$39.0	$40.5
Operating cash flows from finance leases	25.5	27.1	29.7
Financing cash flows from finance leases	21.8	41.1	19.2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$26.7	$26.2	$48.7
Finance leases	—	21.4	1.0
8.Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill (in millions):

Amount
Goodwill as of December 31, 2021	$1,237.0
Acquisitions	26.2
Goodwill as of December 31, 2022	1,263.2
Acquisitions	18.1
Goodwill as of December 31, 2023	1,281.3
Acquisitions	2.7
Goodwill as of December 31, 2024	$1,284.0
Goodwill increased in 2022, 2023 and 2024 as a result of our acquisitions of inpatient rehabilitation operations.
We performed impairment reviews as of October 1, 2024, 2023, and 2022 and concluded no Goodwill impairment existed. As of December 31, 2024, we had no accumulated impairment losses related to Goodwill.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2024	$131.4	$(49.0)	$82.4
2023	120.9	(43.1)	77.8
Licenses:
2024	$65.7	$(56.4)	$9.3
2023	65.7	(55.4)	10.3
Noncompete agreements:
2024	$66.5	$(63.4)	$3.1
2023	66.7	(62.0)	4.7
Trade name - Encompass:
2024	$135.2	$—	$135.2
2023	135.2	—	135.2
Trade names - all other:
2024	$39.6	$(23.6)	$16.0
2023	39.3	(22.2)	17.1
Internal-use software:
2024	$214.4	$(163.3)	$51.1
2023	198.6	(166.4)	32.2
Market access assets:
2024	$13.2	$(12.5)	$0.7
2023	13.2	(12.3)	0.9
Total intangible assets:
2024	$666.0	$(368.2)	$297.8
2023	639.6	(361.4)	278.2
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Amortization expense	$28.8	$32.5	$28.8
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2025	$25.4
2026	23.0
2027	16.3
2028	12.2
2029	10.7

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
9.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2024	2023
Credit Agreement—
Advances under revolving credit facility	$20.0	$—
Bonds payable—
5.75% Senior Notes due 2025	99.8	348.5
4.50% Senior Notes due 2028	788.4	785.0
4.75% Senior Notes due 2030	784.2	781.5
4.625% Senior Notes due 2031	392.5	391.5
Other notes payable	94.5	66.0
Finance lease obligations	318.4	340.1
	2,497.8	2,712.6
Less: Current portion	(138.6)	(24.8)
Long-term debt, net of current portion	$2,359.2	$2,687.8
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2025	$138.8	$138.6
2026	39.4	39.4
2027	66.1	66.1
2028	833.0	821.4
2029	41.7	41.7
Thereafter	1,414.1	1,390.6
Total	$2,533.1	$2,497.8
As a result of the redemptions discussed below, we recorded a $0.6 million and $1.4 million Loss on early extinguishment of debt in 2024 and 2022, respectively. There were no redemptions resulting in a Loss on early extinguishment of debt during 2023.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The credit agreement contains affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio. Under one such negative covenant, we are restricted from paying common stock dividends, prepaying certain senior notes, making certain investments, and repurchasing preferred and common equity unless (1) we are not in default under the terms of the credit agreement and (2) our senior secured leverage ratio, as defined in the credit agreement, does not exceed 2x. In the event the senior secured leverage ratio exceeds 2x, these payments are subject to a limit of $200 million plus the Available Amount, as defined in the credit agreement. Our obligations under the credit agreement are secured by the current and future personal property of the Company and its subsidiary guarantors. The maximum leverage ratio in the financial covenants is 4.50x as of December 31, 2024.
In June 2022, Enhabit distributed $566.6 million to Encompass Health who used it to fully repay both the $250 million outstanding balance of the Encompass Health revolving credit facility and approximately $236 million of the Encompass Health term loan. Currently, there are no term loan commitments under the credit agreement.
As of December 31, 2024, $20 million were drawn under the revolving credit facility with an interest rate of 7.8%. As of December 31, 2023, no amount was drawn under the revolving credit facility. As of December 31, 2024 and 2023, $36.3 million and $31.9 million, respectively, were being utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.
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
In August and November 2024, we redeemed $150 million and $100 million, respectively, of the outstanding principal balance of our 2025 Notes using cash on hand. Pursuant to the terms of the 2025 Notes, these optional redemptions were made at a price of par.
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
The 2028 Notes mature on February 1, 2028 and bear interest at a per annum rate of 4.50%. Inclusive of financing costs, the effective interest rate on the 2028 Notes is 5.0%. Interest on the 2028 Notes is payable semiannually in arrears on February 1 and August 1. We may redeem the 2028 Notes, in whole or in part, at any time on or after February 1, 2024 at the redemption prices set forth below:

Period	Redemption Price*
2024	101.125%
2025 and thereafter	100.000%
* Expressed in percentage of principal amount
The 2030 Notes mature on February 1, 2030 and bear interest at a per annum rate of 4.75%. Inclusive of financing costs, the effective interest rate on the 2030 Notes is 5.2%. Interest on the 2030 Notes is payable semiannually in arrears on February 1 and August 1. We may redeem the 2030 Notes, in whole or in part, at any time on or after February 1, 2025 at the redemption prices set forth below:

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
* Expressed in percentage of principal amount
Former 2023 Notes
In March 2022, we redeemed the remaining $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “Former 2023 Notes) using capacity under our revolving credit facility. Pursuant to the terms of the Former 2023 Notes, this optional redemption was made at a price of par. The Former 2023 Notes would have matured on March 15, 2023. Inclusive of financing costs, the effective interest rate on the Former 2023 Notes was 5.4%. Interest on the Former 2023 Notes was payable semiannually in arrears on March 15 and September 15.
Other Notes Payable—
Our notes payable consist of the following (in millions):

	As of December 31,
	2024	2023	Current Interest Rates
Sale/leaseback transactions involving real estate accounted for as financings	$28.0	$28.0	9.2% to 13.4%
Construction of new hospitals	47.6	38.0	5.0% to 6.3%
Software contracts	18.9	—	5.5% to 6.5%
Other notes payable	$94.5	$66.0
10.Self-Insured Risks:
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table presents the changes in our self-insurance reserves (in millions):

	2024	2023	2022
Balance at beginning of period, gross	$184.5	$175.1	$169.4
Less: Reinsurance receivables	(36.4)	(32.3)	(30.0)
Balance at beginning of period, net	148.1	142.8	139.4
Increase for the provision of current year claims	59.1	54.7	50.5
Decrease for the provision of prior year claims	(10.9)	(10.5)	(8.2)
Payments related to current year claims	(6.9)	(8.1)	(7.1)
Payments related to prior year claims	(32.2)	(30.8)	(31.8)
Balance at end of period, net	157.2	148.1	142.8
Add: Reinsurance receivables	37.6	36.4	32.3
Balance at end of period, gross	$194.8	$184.5	$175.1
As of December 31, 2024 and 2023, $56.2 million and $52.7 million, respectively, of these reserves are included in Other current liabilities in our consolidated balance sheets.
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
The reserves for these self-insured risks cover approximately 1,100 individual claims at December 31, 2024 and 2023, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.
11.Redeemable Noncontrolling Interests:
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$42.0	$35.6	$42.2
Net income attributable to noncontrolling interests	5.1	8.3	7.2
Distributions declared	(10.2)	(1.1)	(5.3)
Contribution to joint ventures	18.0	—	—
Change in fair value	1.6	(0.8)	(3.4)
Other	—	—	0.1
Spin off of Enhabit, Inc.	—	—	(5.2)
Balance at end of period	$56.5	$42.0	$35.6

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

	For the Year Ended December 31,
	2024	2023	2022
Net income attributable to nonredeemable noncontrolling interests	$135.8	$102.7	$87.7
Net income attributable to redeemable noncontrolling interests	5.1	8.3	7.2
Net income attributable to noncontrolling interests	$140.9	$111.0	$94.9
12.Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities	$130.9	$4.2	$126.7	$—	M
Redeemable noncontrolling interests	56.5	—	—	56.5	I
As of December 31, 2023
Equity securities	$126.2	$4.0	$122.2	$—	M
Redeemable noncontrolling interests	42.0	—	—	42.0	I
(1)The two valuation techniques are: market approach (M) and income approach (I).
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the years ended December 31, 2024, 2023, and 2022, we did not record any material gains or losses related to these assets.

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

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$20.0	$20.0	$—	$—
5.75% Senior Notes due 2025	99.8	99.7	348.5	349.3
4.50% Senior Notes due 2028	788.4	772.3	785.0	763.6
4.75% Senior Notes due 2030	784.2	759.0	781.5	755.0
4.625% Senior Notes due 2031	392.5	369.9	391.5	369.4
Other notes payable	94.5	94.5	66.0	66.0
Financial commitments:
Letters of credit	—	36.3	—	31.9
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements” and “Redeemable Noncontrolling Interests.”
13.Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options and restricted stock awards (“RSAs”) under the terms of share-based incentive plans designed to align employee and executive interests to those of its stockholders. All employee stock-based compensation awarded during 2024, 2023, and 2022 was issued under the 2016 Omnibus Performance Incentive Plan, a stockholder-approved plan that reserves and provides for the grant of up to 16,860,765 shares of common stock after adjustment for the effect of the Spin Off. This plan allows for the grants of nonqualified stock options, incentive stock options, restricted stock, stock appreciate rights, performance shares, performance share units, dividend equivalents, restricted stock units (“RSUs”), and/or other stock-based awards. Stock-based compensation expense recognized in continuing operations was $48.3 million, $50.6 million, and $29.2 million during 2024, 2023, and 2022, respectively. Stock-based compensation expense classified as discontinued operations was $2.5 million during 2022.
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
The fair values of the options granted during the years ended December 31, 2024, 2023, and 2022 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2024	2023	2022
Expected volatility	27.9%	28.5%	28.3%
Risk-free interest rate	4.2%	4.2%	1.7%
Expected life (years)	7.2	6.9	7.8
Dividend yield	1.0%	1.1%	1.9%

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our officers and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected term of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We estimated our dividend yield based on our annual dividend rate and our stock price on the dividend payment dates. Under the Black-Scholes option-pricing model, the weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2024, 2023, and 2022 was $26.14, $19.23, and $17.29, respectively.
A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2023	853	$49.52
Granted	64	74.20
Exercised	(77)	31.66
Outstanding, December 31, 2024	840	53.05	5.1	$33.0
Exercisable, December 31, 2024	686	50.72	4.3	28.6
We recognized approximately $1.9 million, $2.5 million, and $1.2 million of compensation expense related to our stock options for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $0.3 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 19 months. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $4.0 million, $2.5 million, and $1.8 million, respectively.
Restricted Stock—
The RSAs granted in 2024, 2023, and 2022 included service-based awards and performance-based awards (that also included a service requirement). These awards generally vest over a three-year requisite service period. For RSAs with a service and/or performance requirement, the fair value of the RSA is determined by the closing price of our common stock on the grant date. A portion of the RSAs granted in 2024 and 2023 also includes a market condition for certain members of management. For awards with a market condition, the fair value of the market condition component of the RSAs is determined using a lattice model. Inputs into the model include the historical price volatility of our common stock, the historical volatility of the common stock of the companies in the defined peer group, and the risk-free interest rate. Utilizing these inputs and potential future changes in stock prices, multiple trials are run to determine the fair value.
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2023	706	$63.60
Granted	620	61.67
Vested	(481)	65.39
Forfeited	(41)	61.52
Nonvested shares at December 31, 2024	804	61.14

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2023 and 2022 was $65.20 and $74.08 per share, respectively. We recognized approximately $44.9 million, $46.6 million, and $26.4 million of compensation expense related to our restricted stock awards for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $36.2 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 21 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures. The total fair value of shares vested during the years ended December 31, 2024, 2023, and 2022 was $33.7 million, $24.3 million, and $20.0 million, respectively. We accrue dividends on outstanding RSAs, which are paid upon vesting.
Nonemployee Stock-Based Compensation Plans—
During the years ended December 31, 2024, 2023, and 2022, we provided incentives to our nonemployee members of our board of directors through the issuance of RSUs out of our share-based incentive plans. RSUs are fully vested when awarded and receive dividend equivalents in the form of additional RSUs upon the payment of a cash dividend on our common stock. During the years ended December 31, 2024, 2023, and 2022, we issued 23,509, 32,365, and 22,469 RSUs, respectively, with a fair value of $83.42, $63.00, and $67.42, respectively, per unit. We recognized approximately $1.5 million of compensation expense upon their issuance in 2024, 2023, and 2022. There was no unrecognized compensation related to unvested shares as of December 31, 2024. During the years ended 2024, 2023, and 2022, we issued an additional 5,707, 7,518, and 11,976, respectively, of RSUs as dividend equivalents. During the year ended December 31, 2024, 314,998 RSUs were released in relation to the retirement of certain former members of our board of directors. The total fair value of shares released during the year ended December 31, 2024 was $29.1 million. As of December 31, 2024, 516,198 RSUs were outstanding. In addition to the above, we issued 130,406 additional RSUs in 2022 to current and former members of our board of directors in connection with the Spin Off. Such adjusted awards preserved the same intrinsic value and general terms and conditions (including vesting) as were in place immediately prior to the adjustments.
14.Employee Benefit Plans:
Substantially all Encompass Health employees are eligible to enroll in Encompass Health-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2024, 2023, and 2022, costs associated with these plans, net of amounts paid by employees, approximated $227.4 million, $186.2 million, and $174.5 million, respectively.
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
Employer contributions to the 401(k) Plan approximated $32.1 million, $31.3 million, and $28.7 million in 2024, 2023, and 2022, respectively. In 2024, 2023, and 2022, approximately $2.9 million, $1.1 million, and $1.4 million, respectively, from forfeited accounts were used to fund the matching contributions in accordance with the terms of the 401(k) Plan.
Senior Management Bonus Program—
We maintain a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate or regional goals for all periods presented. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2025, we expect to pay approximately $28.1 million under the program for the year ended December 31, 2024. In March 2024 and 2023, we paid $27.9 million and $14.5 million, respectively, under the program for the years ended December 31, 2023 and 2022.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
15.Income Taxes:
The significant components of the Provision for income tax expense related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Current:
Federal	$111.0	$101.7	$58.7
State and other	28.5	26.6	13.5
Total current expense	139.5	128.3	72.2
Deferred:
Federal	8.6	(0.7)	17.9
State and other	2.1	4.6	10.0
Total deferred expense	10.7	3.9	27.9
Total income tax expense related to continuing operations	$150.2	$132.2	$100.1
A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2024	2023	2022
Tax expense at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	3.9%	4.1%	4.0%
Increase in valuation allowance	—%	0.3%	0.6%
Noncontrolling interests	(3.8)%	(4.0)%	(4.4)%
Share-based windfall tax benefits	(1.0)%	—%	—%
Other, net	(0.1)%	0.4%	1.0%
Income tax expense	20.0%	21.8%	22.2%
The Provision for income tax expense in 2024 was less than the federal statutory rate primarily due to the impact of noncontrolling interests and share-based windfall tax benefits, offset by state and other income tax expense. The Provision for income tax expense in 2023 and 2022 was greater than the federal statutory rate primarily due to state and other income tax expense and a gross increase in valuation allowance, offset by the impact of noncontrolling interests. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of our deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2024	2023
Deferred income tax assets:
Net operating loss	$8.8	$23.1
Insurance reserve	20.9	20.1
Stock-based compensation	24.0	21.4
Revenue reserves	8.0	7.6
Operating lease liabilities	7.9	8.8
Other accruals	29.4	26.2
Tax credits	17.0	14.6
Total deferred income tax assets	116.0	121.8
Less: Valuation allowance	(21.0)	(28.4)
Net deferred income tax assets	95.0	93.4
Deferred income tax liabilities:
Intangibles	(63.4)	(62.6)
Operating lease right-of-use assets	(6.8)	(7.8)
Property, net	(18.8)	(18.1)
Carrying value of partnerships	(110.9)	(91.7)
Other	(0.3)	(0.2)
Total deferred income tax liabilities	(200.2)	(180.4)
Net deferred income tax liabilities	$(105.2)	$(87.0)
We have state NOLs of $8.8 million that expire in various amounts at varying times through 2034. For the years ended December 31, 2024 and 2023, the net decrease in our valuation allowance was $7.4 million and $7.4 million, respectively. The decrease in our valuation allowance in 2024 and 2023 related primarily to the utilization and expiration of state NOLs.
As of December 31, 2024, we have a remaining valuation allowance of $21.0 million. This valuation allowance remains recorded primarily due to unusable foreign tax credits generated by our operations in Puerto Rico. We determined it was necessary to maintain a valuation allowance on our foreign tax credits due to uncertainties related to our ability to utilize a portion of these credits before they expire. The amount of the valuation allowance has been determined based on the weight of all available evidence, as described above, including management’s estimates of taxable income over the periods in which the related deferred tax assets will be recoverable.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during 2024, 2023, and 2022 was not material. Accrued interest income related to income taxes as of December 31, 2024 and 2023 was not material.
In December 2016, we signed an agreement with the IRS to participate in their Compliance Assurance Process (“CAP”) for the 2017 tax year and have renewed this agreement each year since. CAP is a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax returns. In December 2024, the IRS issued a no change letter effectively closing our 2022 tax year audit. Thus, the statute of limitations has expired, or we have settled, federal income tax examinations with the IRS for all tax years through 2022.
In February 2024, the IRS offered, and we accepted, admission into the IRS Bridge Plus Pilot program for the years 2023 and 2024. Under this program, we are required to provide additional documentation (including a draft return) to the IRS

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
16.Earnings per Common Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2024	2023	2022
Basic:
Numerator:
Income from continuing operations	$599.4	$475.0	$350.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(140.9)	(111.0)	(93.6)
Less: Income from continuing operations allocated to participating securities	(2.8)	(2.4)	(1.1)
Income from continuing operations attributable to Encompass Health common shareholders	455.7	361.6	256.0
(Loss) income from discontinued operations, net of tax	(2.8)	(12.0)	15.2
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	—	(1.3)
Less: Income from discontinued operations allocated to participating securities	—	—	(0.1)
(Loss) income from discontinued operations attributable to Encompass Health common shareholders	(2.8)	(12.0)	13.8
Net income attributable to Encompass Health common shareholders	$452.9	$349.6	$269.8
Denominator:
Basic weighted average common shares outstanding	99.9	99.5	99.2
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$4.56	$3.63	$2.58
Discontinued operations	(0.03)	(0.12)	0.14
Net income	$4.53	$3.51	$2.72

Diluted:
Numerator:
Income from continuing operations	$599.4	$475.0	$350.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(140.9)	(111.0)	(93.6)
Income from continuing operations attributable to Encompass Health common shareholders	458.5	364.0	257.1
(Loss) income from discontinued operations, net of tax	(2.8)	(12.0)	15.2
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	—	(1.3)
(Loss) income from discontinued operations attributable to Encompass Health common shareholders	(2.8)	(12.0)	13.9
Net income attributable to Encompass Health common shareholders	$455.7	$352.0	$271.0
Denominator:
Diluted weighted average common shares outstanding	102.2	101.3	100.4
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$4.49	$3.59	$2.56
Discontinued operations	(0.03)	(0.12)	0.14
Net income	$4.46	$3.47	$2.70

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Basic weighted average common shares outstanding	99.9	99.5	99.2
Restricted stock awards, dilutive stock options, and restricted stock units	2.3	1.8	1.2
Diluted weighted average common shares outstanding	102.2	101.3	100.4
Options to purchase shares of common stock outstanding during December 31, 2024 were immaterial. Options to purchase approximately 0.3 million and 0.4 million shares of common stock were outstanding during December 31, 2023 and 2022, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which has been amended from time to time. Most recently, on July 24, 2024, our board of directors approved resetting the aggregate common stock repurchase authorization to $500 million. As of December 31, 2024, approximately $489 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. During 2024, we repurchased 0.4 million shares of our common stock in the open market for $31.1 million. There were no repurchases of our common stock during 2023 or 2022.
In July 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share. The cash dividend of $0.28 per common share was declared and paid in each quarter through July 2022. In July 2022, our board of directors revised our quarterly dividend in response to the Spin Off and declared a cash dividend of $0.15 per share. The cash dividend of $0.15 per common share was declared and paid in each quarter through July 2024. In July 2024, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.17 per share. Subsequent to July 2024, the cash dividend of $0.17 per common share was declared and paid in each quarter through January 2025. Future dividend payments are subject to declaration by our board of directors.
17.Contingencies and Other Commitments:
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
made, and will continue to make, disclosures to the HHS-OIG and CMS relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, Encompass Health refunding amounts to Medicare or other federal healthcare programs.
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $60.4 million in 2025, $39.6 million in 2026, $31.6 million in 2027, $25.8 million in 2028, $21.8 million in 2029, and $50.9 million thereafter. These contracts primarily relate to software licensing and support.
18.Segment Reporting:
We manage our operations using one operating segment which is also our reportable segment: inpatient rehabilitation. Our national network of inpatient rehabilitation hospitals provide specialized rehabilitative treatment on an inpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.
The accounting policies of our reportable segment are the same as those described in Note 1, Summary of Significant Accounting Policies. All revenues for our services are generated through external customers. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” for the disaggregation of our revenues. Our chief operating decision maker (“CODM”) is the chief executive officer. Our CODM evaluates the performance and allocates resources based on adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Our CODM primarily considers forecast-to-budget variances and current year actuals to prior year actuals variances to assess performance and to help inform operating decisions, including allocating resources.
Selected financial information, including significant segment expenses, for our reportable segment is as follows (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Net operating revenues	$5,373.2	$4,801.2	$4,348.6
Less:
Salaries and benefits	2,901.0	2,600.1	2,393.3
Other operating expenses	785.2	709.3	665.6
Supplies	239.0	218.3	202.1
Occupancy costs	57.3	56.3	54.7
General and administrative expenses	156.1	146.5	130.4
Net income attributable to noncontrolling interests	148.2	113.2	93.6
Other segment items(1)	(17.3)	(13.6)	(10.4)
Adjusted EBITDA	$1,103.7	$971.1	$819.3
(1)Includes interest income, investment gain or loss, and equity in net income of nonconsolidated affiliates.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Segment reconciliation (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Adjusted EBITDA	$1,103.7	$971.1	$819.3
Stock-based compensation	(48.3)	(50.6)	(29.2)
Depreciation and amortization	(299.6)	(273.9)	(243.6)
Loss on disposal or impairment of assets	(17.4)	(9.8)	(4.8)
Loss on early extinguishment of debt	(0.6)	—	(1.4)
Interest expense and amortization of debt discounts and fees	(137.4)	(143.5)	(175.7)
Net income attributable to noncontrolling interests	140.9	111.0	93.6
Change in fair market value of equity securities	1.0	0.7	(7.4)
Asset impairment impact on noncontrolling interests	7.3	—	—
State regulatory change impact on noncontrolling interests	—	2.2	—
Income from continuing operations before income tax expense	$749.6	$607.2	$450.8
Additional detail regarding the revenues of our operating segment by service line follows (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Net operating revenues:
Inpatient	$5,230.5	$4,693.8	$4,251.6
Outpatient and other	142.7	107.4	97.0
Net operating revenues	$5,373.2	$4,801.2	$4,348.6
Equity in net income of consolidated affiliates and the Provision for income tax expense are reported on our consolidated statements of comprehensive income. Segment assets are reported on our consolidated balance sheets as Total assets. Segment capital expenditures are reported on our consolidated statements of cash flows as Purchases of property, equipment, and intangible assets.

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

10.3	Encompass Health Corporation Sixth Amended and Restated Change in Control Benefits Plan.+

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

10.6	Encompass Health Corporation Sixth Amended and Restated Executive Severance Plan.+

10.7.1	Encompass Health Corporation Nonqualified Retirement Plan (incorporated by reference to Exhibit 10.8 to Encompass Health's Annual Report on Form 10-K filed on February 27, 2020).+

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

19.1	Encompass Health Corporation Insider Trading Policy (incorporated by reference to Exhibit 19 to Encompass Health’s Annual Report on Form 10-K filed on February 28, 2024).

21.1	Subsidiaries of Encompass Health Corporation.

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Encompass Health Corporation Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to Encompass Health’s Annual Report on Form 10-K filed on February 28, 2024).

101
Sections of the Encompass Health Corporation Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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