Form 10-Q
period 2025-03-31
Encompass Health Corp
filed 2025-05-01
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The registrant had 100,796,925 shares of common stock outstanding, net of treasury shares, as of April 23, 2025.

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
•Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as uncertainties and factors discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference.
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

•General conditions in the economy and capital markets, including inflation (such as impacts from tariffs), any disruption, instability, or uncertainty related to armed conflict or an act of terrorism, a governmental impasse over approval of the United States federal budget or an increase to the debt ceiling, an international trade war, or a sovereign debt crisis could adversely affect our financial results or condition, including access to the capital markets.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In Millions, Except Per Share Data)
Net operating revenues	$1,455.4	$1,316.0
Operating expenses:
Salaries and benefits	762.3	711.6
Other operating expenses	217.5	203.9
Occupancy costs	14.9	14.0
Supplies	62.2	58.5
General and administrative expenses	52.3	50.2
Depreciation and amortization	79.2	70.3
Total operating expenses	1,188.4	1,108.5
Interest expense and amortization of debt discounts and fees	31.8	35.2
Other income	(2.5)	(5.4)
Equity in net income of nonconsolidated affiliates	(0.9)	(0.7)
Income from continuing operations before income tax expense	238.6	178.4
Provision for income tax expense	41.6	38.3
Income from continuing operations	197.0	140.1
Loss from discontinued operations, net of tax	(0.5)	(1.3)
Net and comprehensive income	196.5	138.8
Less: Net and comprehensive income attributable to noncontrolling interests	(45.0)	(26.3)
Net and comprehensive income attributable to Encompass Health	$151.5	$112.5

Weighted average common shares outstanding:
Basic	100.5	99.8
Diluted	102.1	102.2
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.50	$1.13
Discontinued operations	—	(0.01)
Net income	$1.50	$1.12
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.48	$1.11
Discontinued operations	—	(0.01)
Net income	$1.48	$1.10

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$152.0	$113.8
Loss from discontinued operations, net of tax	(0.5)	(1.3)
Net income attributable to Encompass Health	$151.5	$112.5
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	December 31, 2024
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$95.8	$85.4
Restricted cash	27.0	37.7
Accounts receivable	623.4	598.8
Other current assets	164.7	165.0
Total current assets	910.9	886.9
Property and equipment, net	3,723.7	3,643.1
Operating lease right-of-use assets	218.7	203.7
Goodwill	1,284.0	1,284.0
Intangible assets, net	294.5	297.8
Other long-term assets	209.5	219.2
Total assets(1)	$6,641.3	$6,534.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$138.7	$138.6
Current operating lease liabilities	26.7	26.3
Accounts payable	159.1	171.0
Accrued expenses and other current liabilities	531.5	505.1
Total current liabilities	856.0	841.0
Long-term debt, net of current portion	2,333.2	2,359.2
Long-term operating lease liabilities	204.2	189.7
Deferred income tax liabilities	114.0	105.2
Other long-term liabilities	196.3	190.4
Total liabilities(1)	3,703.7	3,685.5
Commitments and contingencies
Redeemable noncontrolling interests	56.1	56.5
Shareholders’ equity:
Encompass Health shareholders’ equity	2,159.1	2,067.0
Noncontrolling interests	722.4	725.7
Total shareholders’ equity	2,881.5	2,792.7
Total liabilities(1) and shareholders’ equity	$6,641.3	$6,534.7
(1)Our consolidated assets as of March 31, 2025 and December 31, 2024 include total assets of variable interest entities of $208.2 million and $208.1 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2025 and December 31, 2024 include total liabilities of the variable interest entities of $44.2 million and $45.0 million, respectively. See Note 2, Variable Interest Entities.
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2025
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.8	$1.2	$1,847.0	$796.7	$(577.9)	$725.7	$2,792.7
Net income	—	—	—	151.5	—	42.6	194.1
Issuance of restricted stock	0.7	—	(27.7)	—	27.7	—	—
Receipt of treasury stock	(0.2)	—	—	—	(19.8)	—	(19.8)
Dividends declared ($0.17 per share)	—	—	—	(17.4)	—	—	(17.4)
Stock-based compensation	—	—	9.5	—	—	—	9.5
Distributions declared	—	—	—	—	—	(45.9)	(45.9)
Repurchases of common stock in open market	(0.3)	—	—	—	(32.1)	—	(32.1)
Other	(0.1)	—	0.7	—	(0.3)	—	0.4
Balance at end of period	100.9	$1.2	$1,829.5	$930.8	$(602.4)	$722.4	$2,881.5

	Three Months Ended March 31, 2024
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.3	$1.2	$1,787.0	$406.5	$(547.2)	$607.7	$2,255.2
Net income	—	—	—	112.5	—	24.8	137.3
Receipt of treasury stock	(0.2)	—	—	—	(12.1)	—	(12.1)
Dividends declared ($0.15 per share)	—	—	0.1	(15.4)	—	—	(15.3)
Stock-based compensation	—	—	9.3	—	—	—	9.3
Distributions declared	—	—	—	—	—	(30.5)	(30.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	18.4	18.4
Other	0.6	—	0.8	0.1	(0.9)	—	—
Balance at end of period	100.7	$1.2	$1,797.2	$503.7	$(560.2)	$620.4	$2,362.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In Millions)
Cash flows from operating activities:
Net income	$196.5	$138.8
Loss from discontinued operations, net of tax	0.5	1.3
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	79.2	70.3
Stock-based compensation	9.5	9.3
Deferred tax expense	8.8	6.5
Other, net	2.3	14.9
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(24.7)	(7.7)
Other assets	0.7	(16.0)
Accounts payable	(2.1)	(3.8)
Other liabilities	18.6	25.9
Net cash used in operating activities of discontinued operations	(0.7)	(0.7)
Total adjustments	91.6	98.7
Net cash provided by operating activities	288.6	238.8
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(163.1)	(139.4)
Proceeds from sale of restricted investments	11.0	16.0
Other, net	(6.4)	(6.3)
Net cash used in investing activities	(158.5)	(129.7)
Cash flows from financing activities:
Borrowings on revolving credit facility	60.0	50.0
Payments on revolving credit facility	(80.0)	(50.0)
Taxes paid on behalf of employees for shares withheld	(19.8)	(12.1)
Contributions from noncontrolling interests of consolidated affiliates	—	18.4
Dividends paid on common stock	(18.0)	(15.9)
Distributions paid to noncontrolling interests of consolidated affiliates	(32.9)	(24.7)
Repurchases of common stock, including fees and expenses	(32.1)	—
Other, net	(7.6)	(6.3)
Net cash used in financing activities	(130.4)	(40.6)
(Decrease) increase in cash, cash equivalents, and restricted cash	(0.3)	68.5
Cash, cash equivalents, and restricted cash at beginning of period	123.1	104.2
Cash, cash equivalents, and restricted cash at end of period	$122.8	$172.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In Millions)
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$85.4	$69.1
Restricted cash at beginning of period	37.7	35.1
Cash, cash equivalents, and restricted cash at beginning of period	$123.1	$104.2

Cash and cash equivalents at end of period	$95.8	$134.4
Restricted cash at end of period	27.0	38.3
Cash, cash equivalents, and restricted cash at end of period	$122.8	$172.7

Supplemental schedule of noncash operating, investing, and financing activities:
Operating lease adjustments	22.3	0.9
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation (the “Company” or “Encompass Health”), incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. Our national network of inpatient rehabilitation hospitals stretches across 38 states and Puerto Rico, with concentrations of hospitals in Florida and Texas. As of March 31, 2025, we operated 167 inpatient rehabilitation hospitals. We are the sole owner of 101 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 66 jointly owned hospitals.
The accompanying unaudited condensed consolidated financial statements of Encompass Health Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes contained in Encompass Health’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 28, 2025 (the “2024 Form 10‑K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading. Certain prior year amounts may have been reclassified for comparative purposes to conform to the current-year financial statement presentation.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Medicare	$975.5	$854.1
Medicare Advantage	239.6	223.8
Managed care	145.7	142.8
Medicaid	42.0	44.8
Other third-party payors	8.3	9.5
Workers’ compensation	6.0	7.0
Patients	3.1	3.9
Other income	35.2	30.1
Total	$1,455.4	$1,316.0
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2024 Form 10-K for our policy related to Net operating revenues.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Recently Adopted Accounting Pronouncements—
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires all public entities, including entities with a single reportable segment, to provide disclosure of (1) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, (2) the amount and description of the composition of other segment items which reconcile to segment profit or loss, and (3) the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and allocating resources. ASU 2023-07 was effective for us beginning January 1, 2024. The disclosures required are presented in Note 10, Segment Reporting.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
2.Variable Interest Entities
As of March 31, 2025 and December 31, 2024, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of March 31, 2025. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.4
Accounts receivable	35.4	34.5
Other current assets	10.7	9.6
Total current assets	46.3	44.5
Property and equipment, net	134.1	135.7
Operating lease right-of-use assets	1.3	1.3
Goodwill	15.9	15.9
Intangible assets, net	1.0	1.0
Other long-term assets	9.6	9.7
Total assets	$208.2	$208.1
Liabilities
Current liabilities:
Current portion of long-term debt	$1.0	$1.0
Accounts payable	6.9	6.2
Accrued expenses and other current liabilities	22.5	23.7
Total current liabilities	30.4	30.9
Long-term debt, net of current portion	12.4	12.7
Long-term operating lease liabilities	1.4	1.4
Total liabilities	$44.2	$45.0

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
3.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2025	December 31, 2024
Credit Agreement—
Advances under revolving credit facility	$—	$20.0
Bonds payable—
5.75% Senior Notes due 2025	99.9	99.8
4.50% Senior Notes due 2028	789.3	788.4
4.75% Senior Notes due 2030	784.9	784.2
4.625% Senior Notes due 2031	392.8	392.5
Other notes payable	92.4	94.5
Finance lease obligations	312.6	318.4
	2,471.9	2,497.8
Less: Current portion	(138.7)	(138.6)
Long-term debt, net of current portion	$2,333.2	$2,359.2
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
April 1 through December 31, 2025	$131.0	$130.8
2026	39.4	39.4
2027	46.1	46.1
2028	833.0	822.3
2029	41.7	41.7
2030	847.2	832.0
Thereafter	566.8	559.6
Total	$2,505.2	$2,471.9
4.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$56.5	$42.0
Net income attributable to noncontrolling interests	2.4	1.5
Distributions declared	(2.8)	(2.4)
Balance at end of period	$56.1	$41.1

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

	Three Months Ended March 31,
	2025	2024
Net income attributable to nonredeemable noncontrolling interests	$42.6	$24.8
Net income attributable to redeemable noncontrolling interests	2.4	1.5
Net income attributable to noncontrolling interests	$45.0	$26.3
See also Note 5, Fair Value Measurements.
5.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities (2)	$122.9	$4.3	$118.6	$—	M
Redeemable noncontrolling interests	56.1	—	—	56.1	I
As of December 31, 2024
Equity securities (2)	$130.9	$4.2	$126.7	$—	M
Redeemable noncontrolling interests	56.5	—	—	56.5	I
(1) The two valuation techniques are: market approach (M) and income approach (I).
(2) As of March 31, 2025, $44.6 million are included in Other current assets and $78.3 million are included in Other long-term assets in the condensed consolidated balance sheet. As of December 31, 2024, $39.0 million are included in Other current assets and $91.9 million are included in Other long-term assets in the condensed consolidated balance sheet.
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2025 and 2024, we did not record any material gains or losses related to these assets.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2024 Form 10‑K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$—	$—	$20.0	$20.0
5.75% Senior Notes due 2025	99.9	100.2	99.8	99.7
4.50% Senior Notes due 2028	789.3	776.7	788.4	772.3
4.75% Senior Notes due 2030	784.9	769.6	784.2	759.0
4.625% Senior Notes due 2031	392.8	374.4	392.5	369.9
Other notes payable	92.4	92.4	94.5	94.5
Financial commitments:
Letters of credit	—	46.7	—	36.3
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2024 Form 10‑K.
6.Share-Based Payments
During the three months ended March 31, 2025, we issued a total of 0.4 million restricted stock awards to members of our management team and our board of directors. Of the restricted stock awards issued to members of our management team, 0.1 million contain only a service condition, while the remainder contain a service and/or performance condition as well as a market condition for certain members of management. For the awards that include a performance and market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable three-year performance measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2024 Form 10‑K.
7.Income Taxes
Our Provision for income tax expense of $41.6 million for the three months ended March 31, 2025 primarily resulted from the application of our estimated effective blended federal and state income tax rate primarily offset by tax benefits resulting from share-based compensation windfalls. Our Provision for income tax expense of $38.3 million for the three months ended March 31, 2024 primarily resulted from the application of our estimated effective blended federal and state income tax rate.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
8.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic:
Numerator:
Income from continuing operations	$197.0	$140.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(45.0)	(26.3)
Less: Income allocated to participating securities	(0.4)	(0.8)
Income from continuing operations attributable to Encompass Health common shareholders	151.6	113.0
Loss from discontinued operations attributable to Encompass Health common shareholders	(0.5)	(1.3)
Net income attributable to Encompass Health common shareholders	$151.1	$111.7
Denominator:
Basic weighted average common shares outstanding	100.5	99.8
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.50	$1.13
Discontinued operations	—	(0.01)
Net income	$1.50	$1.12

Diluted:
Numerator:
Income from continuing operations	$197.0	$140.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(45.0)	(26.3)
Income from continuing operations attributable to Encompass Health common shareholders	152.0	113.8
Loss from discontinued operations attributable to Encompass Health common shareholders	(0.5)	(1.3)
Net income attributable to Encompass Health common shareholders	$151.5	$112.5
Denominator:
Diluted weighted average common shares outstanding	102.1	102.2
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.48	$1.11
Discontinued operations	—	(0.01)
Net income	$1.48	$1.10

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2025	2024
Basic weighted average common shares outstanding	100.5	99.8
Restricted stock awards, dilutive stock options, and restricted stock units	1.6	2.4
Diluted weighted average common shares outstanding	102.1	102.2
See Note 16, Earnings per Common Share, to the consolidated financial statements accompanying the 2024 Form 10‑K for additional information related to our common stock.
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $50.5 million for the remainder of 2025, $51.7 million in 2026, $35.3 million in 2027, $29.7 million in 2028, $25.6 million in 2029, and $60.6 million thereafter. These contracts primarily relate to software licensing and support and medical equipment.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
10.Segment Reporting:
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
The accounting policies of our reportable segment are the same as those described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2024 Form 10‑K. All revenues for our services are generated through external customers. See Note 1, Basis of Presentation, “Net Operating Revenues,” for the disaggregation of our revenues. Our chief operating decision maker (“CODM”) is the chief executive officer. Our CODM evaluates the performance and allocates resources based on adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Our CODM primarily considers forecast-to-budget variances and current year actuals to prior year actuals variances to assess performance and to help inform operating decisions, including allocating resources.
Selected financial information, including significant segment expenses, for our reportable segment is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Net operating revenues	$1,455.4	$1,316.0
Less:
Salaries and benefits	762.3	711.6
Other operating expenses	217.3	190.2
Supplies	62.2	58.5
Occupancy costs	14.9	14.0
General and administrative expenses	43.3	38.9
Net income attributable to noncontrolling interests	45.0	33.6
Other segment items(1)	(3.2)	(3.8)
Adjusted EBITDA	$313.6	$273.0
(1)Includes interest income, investment gain or loss, and equity in net income of nonconsolidated affiliates.
Segment reconciliation (in millions):

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA	$313.6	$273.0
Stock-based compensation	(9.5)	(9.3)
Depreciation and amortization	(79.2)	(70.3)
Loss on disposal or impairment of assets	(0.2)	(13.7)
Interest expense and amortization of debt discounts and fees	(31.8)	(35.2)
Net income attributable to noncontrolling interests	45.0	26.3
Change in fair market value of equity securities	0.7	0.3
Asset impairment impact on noncontrolling interests	—	7.3
Income from continuing operations before income tax expense	$238.6	$178.4

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Additional detail regarding the revenues of our operating segment by service line follows (in millions):

	Three Months Ended March 31,
	2025	2024
Net operating revenues:
Inpatient	$1,417.7	$1,282.7
Outpatient and other	37.7	33.3
Net operating revenues	$1,455.4	$1,316.0
Equity in net income of consolidated affiliates and the Provision for income tax expense are reported on our condensed consolidated statements of comprehensive income. Segment assets are reported on our condensed consolidated balance sheets as Total assets. Segment capital expenditures are reported on our condensed consolidated statements of cash flows as Purchases of property, equipment, and intangible assets.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to Encompass Health Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. In addition, the following MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 28, 2025 (collectively, the “2024 Form 10‑K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statement Regarding Forward-Looking Statements” beginning on page ii of this report, which is incorporated herein by reference for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2024 Form 10‑K.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate hospitals in 38 states and Puerto Rico, with concentrations in Florida and Texas. As of March 31, 2025, we operated 167 inpatient rehabilitation hospitals. For additional information about our business, see Item 1, Business, and Item 1A, Risk Factors, of the 2024 Form 10‑K.
2025 Overview
During the three months ended March 31, 2025, Net operating revenues increased 10.6% over the same period of 2024 due primarily to volume growth and increased pricing. See “Results of Operations” section of this Item for additional volume and pricing information.
In our continued development and expansion efforts during 2025, we:
•began operating our new 40-bed inpatient rehabilitation hospital in Athens, Georgia with our joint venture partner Piedmont in March;
•expanded our capacity by adding 25 new beds to existing hospitals; and

•announced or continued the development of the following hospitals:

	Expected open date	Number of New Beds
		2025	2026	2027
De novo projects(1)
Fort Myers, Florida(2)	2Q25	60	—	—
Daytona Beach, Florida	2Q25	50	—	—
Danbury, Connecticut	3Q25	40	—	—
Lake Worth, Florida	4Q25	50	—	—
St. Petersburg, Florida	4Q25	50	—	—
Amarillo, Texas	4Q25	50	—	—
Irmo, South Carolina		—	50	—
Concordville, Pennsylvania		—	50	—
Loganville, Georgia(2)		—	40	—
Norristown, Pennsylvania		—	50	—
Avondale, Arizona		—	60	—
San Antonio, Texas		—	50	—
Wesley Chapel, Florida		—	—	50
Palm Beach Gardens, Florida		—	—	50
Bangor, Maine		—	—	50
St. George, Utah		—	—	50
Remote and satellite hospitals (included in bed additions)(1)
Wildwood, Florida (in The Villages, Florida)	3Q25	50	—	—
Other bed additions		~110	~120	~120
(1) Opening dates are tentative
(2) Expected joint venture
We also continued our shareholder distributions during the three months ended March 31, 2025 through common stock repurchases and paying a quarterly cash dividend. For additional information see the “Liquidity and Capital Resources” section of this Item.
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
We are committed to delivering high-quality, cost-effective patient care. As the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals, we believe we differentiate ourselves from our competitors based on, among other things, the quality of our clinical outcomes, our cost-effectiveness, our financial strength, and our extensive application of technology. We also believe our competitive strengths discussed in Item 1, Business, “Competitive Strengths,” of the 2024 Form 10‑K, give us the ability to adapt and succeed in a healthcare industry facing regulatory uncertainty around attempts to improve outcomes and reduce costs.

The healthcare industry faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities until 2028. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our ability to adapt to changes in reimbursement, sustain our business model, and grow through de novo hospitals and bed additions. See also Item 1, Business, “Strategy and Strategic Priorities” and “Competitive Strengths” of the 2024 Form 10‑K.
Key Challenges
Healthcare is a highly regulated industry facing many well-publicized regulatory and reimbursement challenges. Medicare reimbursement for inpatient rehabilitation facilities (“IRFs”) has recently undergone significant changes. The future of many aspects of healthcare regulation generally and Medicare reimbursement specifically remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities—change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities—to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For a detailed discussion of the challenges we face, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges” of the 2024 Form 10‑K.
As we continue to execute our business plan, the following are some of the key challenges we face.
•Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new capacity to existing hospitals. See Item 1, Business, “Regulation,” and Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” of the 2024 Form 10‑K for detailed discussions of the most important regulations we face and our programs intended to ensure we comply with those regulations.
•Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs. On April 11, 2025, the Centers for Medicare & Medicaid Services (“CMS”) released its notice of proposed rulemaking for fiscal year 2026 for IRFs (the “2026 Proposed Rule”) under the inpatient rehabilitation facility prospective payment system. The 2026 Proposed Rule will implement a net 2.6% market basket increase (market basket update of 3.4% reduced by a productivity adjustment of 0.8%) effective for discharges between October 1, 2025 and September 30, 2026. The 2026 Proposed Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index, updates to outlier payments, and updates to the case-mix group relative weights and average lengths of stay values. Based on our analysis that utilizes the acuity of our patients annualized over a twelve-month period ended March 31, 2025, our experience with outlier payments over this same time frame, and other factors, we believe the 2026 Proposed Rule will result in a net increase to our Medicare payment rates of approximately 2.7% effective October 1, 2025.
In August 2023, IRFs located in Alabama began participation in CMS’s five-year review choice demonstration (“RCD”), under which Medicare reimbursement claims are assessed for compliance with applicable coverage and clinical documentation requirements. On March 1, 2024, CMS announced the expansion of RCD, effective June 17, 2024, to include IRFs located in Pennsylvania and billing to a certain Medicare Administrative Contractor (“MAC”). We do not bill to this MAC, so we are not subject to RCD in Pennsylvania at this time. CMS plans to expand RCD further to Texas and California, but the timing for doing so is not known. We operate 48 inpatient rehabilitation hospitals (representing approximately 29% of our IRF Medicare claims) in the four RCD states. CMS intends to expand the RCD program after the initial four state rollout but has yet to provide details of that expansion.

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
•Recruiting and Retaining High-Quality Personnel. Recruiting and retaining qualified personnel, including management, for our inpatient hospitals remains a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of providing high-quality, cost-effective care. Additionally, our operations have been affected and may in the future be affected by staffing shortages. In recent years, staffing shortages and competition have resulted in increased labor costs, including significant sign-on and shift bonuses, and increased use of contract labor. See Item 1A, Risk Factors, of the 2024 Form 10‑K for further discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs and constrain our ability to take new patients.
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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2025	2024
Medicare	67.0%	64.9%
Medicare Advantage	16.5%	17.0%
Managed care	10.0%	10.9%
Medicaid	2.9%	3.4%
Other third-party payors	0.6%	0.7%
Workers’ compensation	0.4%	0.5%
Patients	0.2%	0.3%
Other income	2.4%	2.3%
Total	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2024 Form 10‑K.
Our Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2025	2024	2025 vs. 2024
	(In Millions, Except Percentage Change)
Net operating revenues	$1,455.4	$1,316.0	10.6%
Operating expenses:
Salaries and benefits	762.3	711.6	7.1%
Other operating expenses	217.5	203.9	6.7%
Occupancy costs	14.9	14.0	6.4%
Supplies	62.2	58.5	6.3%
General and administrative expenses	52.3	50.2	4.2%
Depreciation and amortization	79.2	70.3	12.7%
Total operating expenses	1,188.4	1,108.5	7.2%
Interest expense and amortization of debt discounts and fees	31.8	35.2	(9.7)%
Other income	(2.5)	(5.4)	(53.7)%
Equity in net income of nonconsolidated affiliates	(0.9)	(0.7)	28.6%
Income from continuing operations before income tax expense	238.6	178.4	33.7%
Provision for income tax expense	41.6	38.3	8.6%
Income from continuing operations	197.0	140.1	40.6%
Loss from discontinued operations, net of tax	(0.5)	(1.3)	(61.5)%
Net income	196.5	138.8	41.6%
Less: Net income attributable to noncontrolling interests	(45.0)	(26.3)	71.1%
Net income attributable to Encompass Health	$151.5	$112.5	34.7%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Salaries and benefits	52.4%	54.1%
Other operating expenses	14.9%	15.5%
Occupancy costs	1.0%	1.1%
Supplies	4.3%	4.4%
General and administrative expenses	3.6%	3.8%
Depreciation and amortization	5.4%	5.3%
Total operating expenses	81.7%	84.2%
Additional information regarding our operating results is as follows:

	Three Months Ended March 31,		Percentage Change
	2025	2024	2025 vs. 2024
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$1,417.7	$1,282.7	10.5%
Outpatient and other	37.7	33.3	13.2%
Net operating revenues	$1,455.4	$1,316.0	10.6%
	(Actual Amounts)
Discharges	64,985	61,111	6.3%
Net patient revenue per discharge	$21,816	$20,990	3.9%
Outpatient visits	19,955	29,744	(32.9)%
Average length of stay (days)	12.2	12.3	(0.8)%
Occupancy %	78.8%	76.7%	2.7%
# of licensed beds	11,159	10,781	3.5%
Occupied beds	8,793	8,269	6.3%
Full-time equivalents (FTEs) - internal	28,572	27,209	5.0%
Contract labor FTEs	375	434	(13.6)%
Total FTEs*	28,947	27,643	4.7%
Employees per occupied bed	3.29	3.34	(1.5)%
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
In the discussion that follows, we use “same-store” comparisons to explain the changes in certain performance metrics within our financial statements. We calculate same-store comparisons based on hospitals open throughout both the full current period and prior period presented. These comparisons include the financial results of market consolidation transactions and capacity expansions (including the addition of satellite and remote hospitals) in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.

Net Operating Revenues
Our consolidated Net operating revenues increased during the three months ended March 31, 2025 compared to the same period of 2024 primarily due to increased volumes and favorable pricing. Discharge growth included a 4.4% increase in same-store discharges. Discharge growth from new stores during the three months ended March 31, 2025 compared to the same period of 2024 resulted from our joint ventures in Atlanta, Georgia (May 2024) and Louisville, Kentucky (June 2024), as well as our wholly owned hospitals in Kissimmee, Florida (May 2024), Johnston, Rhode Island (July 2024), Fort Mill, South Carolina (September 2024), and Houston, Texas (November 2024). Growth in net patient revenue per discharge during the three months ended March 31, 2025 compared to the same period of 2024 primarily resulted from increase in reimbursement rates.
The increase in outpatient and other revenue during the three months ended March 31, 2025 included an increase of $5.3 million in Medicaid supplemental payments (offset by an increase of $7.1 million in provider tax expenses included in Other operating expenses). Medicaid supplemental payments represent amounts received under state directed and supplemental payment programs associated with Medicaid. For additional information, see Item 1, Business, “Medicaid Reimbursement,” of the 2024 Form 10‑K.
Salaries and Benefits
Salaries and benefits increased during the three months ended March 31, 2025 compared to the same period of 2024 primarily due to salary and benefit cost increases for our employees and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. Salaries and benefits decreased as a percent of Net operating revenues during the three months ended March 31, 2025 compared to the same period of 2024 primarily due to higher volumes.
Other Operating Expenses
Other operating expenses increased during the three months ended March 31, 2025 compared to the same period of 2024 primarily due to increased provider taxes and higher costs resulting from our development activities. Other operating expenses decreased as a percent of Net operating revenues during the three months ended March 31, 2025 compared to the same period of 2024 primarily due to higher volumes.
Other operating expenses during the three months ended March 31, 2024 included a $10.4 million impairment charge related to the closure of our joint venture inpatient rehabilitation hospital in Eau Claire, Wisconsin. In January 2024, we received notice that our joint venture partner intended to close its acute-care hospital in which our joint venture inpatient rehabilitation hospital was located. We closed that joint venture hospital in February 2024 and incurred a one-time impairment charge of $10.4 million. The impact to Net income attributable to Encompass Health during the three months ended March 31, 2024 resulting from the impairment was $1.8 million after reductions for Net income attributable to noncontrolling interests of $7.3 million and the Provision for income tax expense of $1.3 million.
General and Administrative Expenses
General and administrative expenses increased during the three months ended March 31, 2025 compared to the same period of 2024 primarily due to higher salaries, benefits, and software expenses partially offset by mark-to-market adjustments on our non-qualified deferred compensation plan. General and administrative expenses decreased as a percent of Net operating revenues during the three months ended March 31, 2025 compared to the same period of 2024 primarily due to higher volumes.
Depreciation and Amortization
Depreciation and amortization increased during the three months ended March 31, 2025 compared to the same period of 2024 due to our capital investments. See “Executive Overview” section of this item for information related to our development activity. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three months ended March 31, 2025 compared to the same period of 2024 primarily due to the increase in Net operating revenues as discussed above.

Provision for Income Tax Expense
Our Provision for income tax expense increased during the three months ended March 31, 2025 compared to the same period of 2024 primarily due to higher Income from continuing operations before income tax expense.
We currently estimate our cash payments for income taxes to be approximately $160 million to $180 million, net of refunds, for 2025. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2025.
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
See Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2024 Form 10‑K.
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during the three months ended March 31, 2025 compared to the same period of 2024 resulted from increased profitability from certain existing joint venture hospitals. Net income attributable to noncontrolling interests during the three months ended March 31, 2024 included the impact from the impairment related to the closure of our joint venture hospital in Eau Claire, Wisconsin in February 2024, as discussed above.
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
For additional information, see Note 3, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2024 Form 10‑K.
Current Liquidity
As of March 31, 2025, we had $95.8 million in Cash and cash equivalents. This amount excludes $27.0 million in Restricted cash and $122.9 million of restricted marketable securities ($44.6 million included in Other current assets and $78.3 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2024 Form 10‑K.
In addition to Cash and cash equivalents, as of March 31, 2025, we had approximately $953 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2025, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended March 31, 2025, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2027, and except for approximately $100 million of our 2025 Notes, our bonds all mature in 2028 and beyond. See Note 3, Long-term Debt, to the accompanying condensed consolidated financial statements, for additional information related to our debt. Also, see the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2025.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2024 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$288.6	$238.8
Net cash used in investing activities	(158.5)	(129.7)
Net cash used in financing activities	(130.4)	(40.6)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(0.3)	$68.5
Operating activities. The increase in Net cash provided by operating activities for the three months ended March 31, 2025 compared to the same period of 2024 primarily resulted from an increase in Net income which was driven by growth in Net operating revenues.
Investing activities. The increase in Net cash used in investing activities during the three months ended March 31, 2025 compared to the same period of 2024 primarily resulted from increased Purchases of property, equipment, and intangible assets.
Financing activities. The increase in Net cash used in financing activities during the three months ended March 31, 2025 compared to the same period of 2024 primarily resulted from higher Repurchases of common stock, including fees and expenses, higher net debt payments on our revolving credit facility and lower Contributions from noncontrolling interests of consolidated affiliates. For additional information related to our stock repurchases, see “Authorizations for Returning Capital to Stakeholders” section below.

Contractual Obligations
Our consolidated contractual obligations as of March 31, 2025 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding finance lease obligations (a)	$2,159.3	$114.3	$2,045.0
Interest on long-term debt (b)	431.2	102.0	329.2
Finance lease obligations (c)	446.8	46.9	399.9
Operating lease obligations (d)	317.0	40.2	276.8
Purchase obligations (e)	253.4	60.8	192.6
Total	$3,607.7	$364.2	$3,243.5
(a)    Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 3, Long-term Debt, accompanying the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2024 Form 10‑K.
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
(d)    We lease approximately 9% of our hospitals as well as other property and equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 7, Leases, to the consolidated financial statements accompanying the 2024 Form 10‑K.
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2025, we made capital expenditures of approximately $163 million for property, equipment, and intangible assets. During 2025, we expect to spend approximately $755 million to $790 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $215 million to $225 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects. At March 31, 2025, we have projects under construction which have an estimated additional cost to complete over the next two years of approximately $327 million. We expect to fund capital expenditures using cash on hand and borrowings under our revolving credit facility.
Authorizations for Returning Capital to Stakeholders
In October 2024 and February 2025, our board of directors declared cash dividends of $0.17 per share that were paid in January 2025 and April 2025, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.

The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, and (2) either (a) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x and our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.50x or (b) our leverage ratio remains in compliance with the leverage ratio covenant and there is capacity under the Available Amount as defined in the credit agreement. The terms of our Notes indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 3, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2024 Form 10‑K.
In 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which has been amended from time to time. Most recently, on July 24, 2024, our board approved resetting the aggregate common stock repurchase authorization to $500 million. As of March 31, 2025, approximately $458 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2025, we repurchased 0.3 million shares of our common stock in the open market for $32.1 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $1 billion revolving credit facility. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
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

Three Months Ended March 31, 2025
(In Millions)
Net operating revenues	$908.0
Intercompany revenues generated from non-guarantor subsidiaries	26.9
Total net operating revenues	$934.9

Operating expenses	$771.8
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	10.3
Total operating expenses	$782.1

Income from continuing operations	$97.7
Net income	$97.1
Net income attributable to Encompass Health	$97.1

	As of March 31, 2025	As of December 31, 2024
	(In Millions)
Total current assets	$647.4	$609.5

Property and equipment, net	$2,463.5	$2,394.0
Goodwill	893.2	893.2
Intercompany receivable due from non-guarantor subsidiaries	28.5	47.4
Other noncurrent assets	493.5	490.9
Total noncurrent assets	$3,878.7	$3,825.5

Total current liabilities	$667.0	$677.7

Long-term debt, net of current portion	$2,249.2	$2,273.3
Other noncurrent liabilities	345.9	336.1
Total noncurrent liabilities	$2,595.1	$2,609.4
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net cash provided by operating activities and to Net income.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2024 Form 10‑K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2024 Form 10‑K.
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$288.6	$238.8
Interest expense and amortization of debt discounts and fees	31.8	35.2
(Loss) gain on sale of investments, excluding impairments	(0.1)	1.3
Equity in net income of nonconsolidated affiliates	0.9	0.7
Net income attributable to noncontrolling interests in continuing operations	(45.0)	(26.3)
Amortization of debt-related items	(2.4)	(2.4)
Distributions from nonconsolidated affiliates	(0.5)	(0.8)
Current portion of income tax expense	32.8	31.8
Change in assets and liabilities	7.5	1.6
Cash used in operating activities of discontinued operations	0.7	0.7
Asset impairment impact on noncontrolling interests	—	(7.3)
Change in fair market value of equity securities	(0.7)	(0.3)
Adjusted EBITDA	$313.6	$273.0
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2025	2024
Net income	$196.5	$138.8
Loss from discontinued operations, net of tax, attributable to Encompass Health	0.5	1.3
Net income attributable to noncontrolling interests included in continuing operations	(45.0)	(26.3)
Provision for income tax expense	41.6	38.3
Interest expense and amortization of debt discounts and fees	31.8	35.2
Loss on disposal or impairment of assets	0.2	13.7
Depreciation and amortization	79.2	70.3
Stock-based compensation	9.5	9.3
Change in fair market value of equity securities	(0.7)	(0.3)
Asset impairment impact on noncontrolling interests	—	(7.3)
Adjusted EBITDA	$313.6	$273.0
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2025 that have a material effect on our Internal Control over Financial Reporting.

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
Information relating to certain legal proceedings in which we are involved is included in Note 9, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2024 (the “2024 Form 10‑K”).
Item 1A.Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2024 Form 10-K. However, certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2025:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2025	287,750	$92.50	140,376	$476,153,139
February 1 through February 28, 2025	191,860	99.65	130,229	463,161,378
March 1 through March 31, 2025	53,347	97.29	52,323	458,074,664
Total	532,957	95.55	322,928
(1)Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In January, 667 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	May 1, 2025

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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