Form 10-Q
period 2025-06-30
Encompass Health Corp
filed 2025-08-06
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The registrant had 100,723,828 shares of common stock outstanding, net of treasury shares, as of July 28, 2025.

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
•Significant reforms or limitations to Medicaid at the federal and state levels, such as those reducing coverage or provider reimbursement including supplemental payments, could adversely affect our revenues directly or indirectly by affecting acute-care providers who refer patients to us.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Millions, Except Per Share Data)
Net operating revenues	$1,457.7	$1,301.2	$2,913.1	$2,617.2
Operating expenses:
Salaries and benefits	767.7	700.5	1,530.0	1,412.1
Other operating expenses	213.8	189.9	431.3	393.8
Occupancy costs	14.7	14.2	29.6	28.2
Supplies	63.1	57.6	125.3	116.1
General and administrative expenses	59.4	50.5	111.7	100.7
Depreciation and amortization	79.9	72.9	159.1	143.2
Total operating expenses	1,198.6	1,085.6	2,387.0	2,194.1
Interest expense and amortization of debt discounts and fees	30.4	34.3	62.2	69.5
Other income	(6.7)	(3.3)	(9.2)	(8.7)
Equity in net income of nonconsolidated affiliates	(1.4)	(1.4)	(2.3)	(2.1)
Income from continuing operations before income tax expense	236.8	186.0	475.4	364.4
Provision for income tax expense	51.0	38.3	92.6	76.6
Income from continuing operations	185.8	147.7	382.8	287.8
Loss from discontinued operations, net of tax	(0.9)	(1.2)	(1.4)	(2.5)
Net income	184.9	146.5	381.4	285.3
Less: Net income attributable to noncontrolling interests	(42.8)	(32.4)	(87.8)	(58.7)
Net income attributable to Encompass Health	$142.1	$114.1	$293.6	$226.6

Weighted average common shares outstanding:
Basic	100.6	99.9	100.6	99.9
Diluted	102.3	102.0	102.2	102.1
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.42	$1.14	$2.92	$2.28
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)
Net income	$1.41	$1.13	$2.91	$2.25
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.40	$1.13	$2.88	$2.24
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income	$1.39	$1.12	$2.87	$2.22

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$143.0	$115.3	$295.0	$229.1
Loss from discontinued operations, net of tax	(0.9)	(1.2)	(1.4)	(2.5)
Net income attributable to Encompass Health	$142.1	$114.1	$293.6	$226.6
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Millions)
COMPREHENSIVE INCOME
Net income	$184.9	$146.5	$381.4	$285.3
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.5	—	0.5	—
Reclassifications to net income	(0.1)	—	(0.1)	—
Other comprehensive income before income taxes	0.4	—	0.4	—
Provision for income tax expense related to other comprehensive income items	(0.1)	—	(0.1)	—
Other comprehensive income, net of tax	0.3	—	0.3	—
Comprehensive income	185.2	146.5	381.7	285.3
Comprehensive income attributable to noncontrolling interests	(42.8)	(32.4)	(87.8)	(58.7)
Comprehensive income attributable to Encompass Health	$142.4	$114.1	$293.9	$226.6
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2025	December 31, 2024
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$99.1	$85.4
Restricted cash	38.3	37.7
Accounts receivable	612.5	598.8
Other current assets	168.2	165.0
Total current assets	918.1	886.9
Property and equipment, net	3,820.3	3,643.1
Operating lease right-of-use assets	215.5	203.7
Goodwill	1,303.0	1,284.0
Intangible assets, net	295.9	297.8
Other long-term assets	232.9	219.2
Total assets(1)	$6,785.7	$6,534.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$139.2	$138.6
Current operating lease liabilities	25.5	26.3
Accounts payable	174.5	171.0
Accrued expenses and other current liabilities	525.9	505.1
Total current liabilities	865.1	841.0
Long-term debt, net of current portion	2,320.3	2,359.2
Long-term operating lease liabilities	200.7	189.7
Deferred income tax liabilities	110.6	105.2
Other long-term liabilities	200.8	190.4
Total liabilities(1)	3,697.5	3,685.5
Commitments and contingencies
Redeemable noncontrolling interests	55.1	56.5
Shareholders’ equity:
Encompass Health shareholders’ equity	2,280.1	2,067.0
Noncontrolling interests	753.0	725.7
Total shareholders’ equity	3,033.1	2,792.7
Total liabilities(1) and shareholders’ equity	$6,785.7	$6,534.7
(1)Our consolidated assets as of June 30, 2025 and December 31, 2024 include total assets of variable interest entities of $207.9 million and $208.1 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2025 and December 31, 2024 include total liabilities of the variable interest entities of $48.7 million and $45.0 million, respectively. See Note 3, Variable Interest Entities.
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2025
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.9	$1.2	$1,829.5	$930.8	$—	$(602.4)	$722.4	$2,881.5
Net income	—	—	—	142.1	—	—	40.8	182.9
Issuance of restricted stock	—	—	(0.2)	—	—	0.2	—	—
Receipt of treasury stock	—	—	—	—	—	(0.1)	—	(0.1)
Dividends declared ($0.17 per share)	—	—	0.1	(17.3)	—	—	—	(17.2)
Stock-based compensation	—	—	14.3	—	—	—	—	14.3
Distributions declared	—	—	—	—	—	—	(29.6)	(29.6)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	19.5	19.5
Repurchases of common stock in open market	(0.3)	—	—	—	—	(24.7)	—	(24.7)
Other	0.3	—	(0.1)	—	0.3	6.4	(0.1)	6.5
Balance at end of period	100.9	$1.2	$1,843.6	$1,055.6	$0.3	$(620.6)	$753.0	$3,033.1

	Three Months Ended June 30, 2024
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.7	$1.2	$1,797.2	$503.7	$(560.2)	$620.4	$2,362.3
Net income	—	—	—	114.1	—	30.9	145.0
Dividends declared ($0.15 per share)	—	—	0.1	(15.4)	—	—	(15.3)
Stock-based compensation	—	—	13.6	—	—	—	13.6
Distributions declared	—	—	—	—	—	(27.6)	(27.6)
Capital contributions from consolidated affiliates	—	—	—	—	—	18.2	18.2
Repurchases of common stock in open market	(0.2)	—	—	—	(16.8)	—	(16.8)
Other	0.2	—	(4.1)	(0.1)	6.1	0.1	2.0
Balance at end of period	100.7	$1.2	$1,806.8	$602.3	$(570.9)	$642.0	$2,481.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Six Months Ended June 30, 2025
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.8	$1.2	$1,847.0	$796.7	$—	$(577.9)	$725.7	$2,792.7
Net income	—	—	—	293.6	—	—	83.4	377.0
Issuance of restricted stock	0.7	—	(27.9)	—	—	27.9	—	—
Receipt of treasury stock	(0.2)	—	—	—	—	(19.9)	—	(19.9)
Dividends declared ($0.34 per share)	—	—	0.1	(34.7)	—	—	—	(34.6)
Stock-based compensation	—	—	23.8	—	—	—	—	23.8
Distributions declared	—	—	—	—	—	—	(75.5)	(75.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	19.5	19.5
Repurchases of common stock in open market	(0.6)	—	—	—	—	(56.8)	—	(56.8)
Other	0.2	—	0.6	—	0.3	6.1	(0.1)	6.9
Balance at end of period	100.9	$1.2	$1,843.6	$1,055.6	$0.3	$(620.6)	$753.0	$3,033.1

	Six Months Ended June 30, 2024
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.3	$1.2	$1,787.0	$406.5	$(547.2)	$607.7	$2,255.2
Net income	—	—	—	226.6	—	55.7	282.3
Receipt of treasury stock	(0.2)	—	—	—	(12.1)	—	(12.1)
Dividends declared ($0.30 per share)	—	—	0.2	(30.8)	—	—	(30.6)
Stock-based compensation	—	—	22.9	—	—	—	22.9
Distributions declared	—	—	—	—	—	(58.1)	(58.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	36.6	36.6
Repurchases of common stock in the open market	(0.2)	—	—	—	(16.8)	—	(16.8)
Other	0.8	—	(3.3)	—	5.2	0.1	2.0
Balance at end of period	100.7	$1.2	$1,806.8	$602.3	$(570.9)	$642.0	$2,481.4
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In Millions)
Cash flows from operating activities:
Net income	$381.4	$285.3
Loss from discontinued operations, net of tax	1.4	2.5
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	159.1	143.2
Stock-based compensation	23.8	22.9
Deferred tax expense	5.3	4.2
Other, net	1.1	14.2
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(15.7)	0.9
Other assets	(16.5)	(48.4)
Accounts payable	(2.5)	1.8
Other liabilities	23.3	32.3
Net cash used in operating activities of discontinued operations	(1.9)	(2.7)
Total adjustments	176.0	168.4
Net cash provided by operating activities	558.8	456.2
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(320.0)	(296.3)
Proceeds from sale of restricted investments	132.0	17.0
Purchases of restricted investments	(127.8)	(8.2)
Other, net	(8.1)	(0.6)
Net cash used in investing activities	(323.9)	(288.1)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(10.7)	(2.4)
Borrowings on revolving credit facility	60.0	50.0
Payments on revolving credit facility	(80.0)	(50.0)
Principal payments under finance lease obligations	(11.6)	(10.7)
Repurchases of common stock, including fees and expenses	(56.8)	(16.8)
Dividends paid on common stock	(35.1)	(30.8)
Distributions paid to noncontrolling interests of consolidated affiliates	(73.3)	(52.5)
Taxes paid on behalf of employees for shares withheld	(19.9)	(12.1)
Contributions from noncontrolling interests of consolidated affiliates	—	33.3
Other, net	6.8	1.8
Net cash used in financing activities	(220.6)	(90.2)
Increase in cash, cash equivalents, and restricted cash	14.3	77.9
Cash, cash equivalents, and restricted cash at beginning of period	123.1	104.2
Cash, cash equivalents, and restricted cash at end of period	$137.4	$182.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In Millions)
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$85.4	$69.1
Restricted cash at beginning of period	37.7	35.1
Cash, cash equivalents, and restricted cash at beginning of period	$123.1	$104.2

Cash and cash equivalents at end of period	$99.1	$154.4
Restricted cash at end of period	38.3	27.7
Cash, cash equivalents, and restricted cash at end of period	$137.4	$182.1

Supplemental schedule of noncash operating, investing, and financing activities:
Operating lease additions and adjustments	$26.5	$24.9
Joint venture contributions	19.5	11.8
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation (the “Company” or “Encompass Health”), incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. Our national network of inpatient rehabilitation hospitals stretches across 38 states and Puerto Rico, with concentrations of hospitals in Florida and Texas. As of June 30, 2025, we operated 168 inpatient rehabilitation hospitals. We are the sole owner of 101 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 67 jointly owned hospitals.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Medicare	$939.7	$841.6	$1,916.2	$1,695.3
Medicare Advantage	246.0	224.2	485.3	448.4
Managed care	163.0	138.7	308.3	281.1
Medicaid	45.2	43.0	87.0	88.1
Other third-party payors	10.4	10.7	18.6	20.3
Workers’ compensation	7.5	6.8	13.5	13.8
Patients	4.6	3.7	7.7	7.6
Other income	41.3	32.5	76.5	62.6
Total	$1,457.7	$1,301.2	$2,913.1	$2,617.2
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
We record debt securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities. We carry the available-for-sale securities at fair value and report unrealized holding gains or losses, net of income taxes, in Accumulated other comprehensive income, which is a separate component of shareholders’ equity. We recognize realized gains and losses in our consolidated statements of operations using the specific identification method. Unrealized losses are charged against earnings when a decline in fair value was determined to be other than temporary.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
Recently Adopted Accounting Pronouncements—
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires all public entities, including entities with a single reportable segment, to provide disclosure of (1) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, (2) the amount and description of the composition of other segment items which reconcile to segment profit or loss, and (3) the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and allocating resources. ASU 2023-07 was effective for us beginning January 1, 2024. The disclosures required are presented in Note 12, Segment Reporting.
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
2.Business Combinations
During the six months ended June 30, 2025, we completed the following acquisition which was not individually material to our financial position, results of operations, or cash flows. The acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic area.
•In May 2025, we acquired 51% of the operations of a 54-bed inpatient rehabilitation unit in Fort Myers, Florida when Lee Healthcare Holdings, LLC contributed those operations to our existing joint venture.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of the acquired unit from the date of acquisition. Assets acquired were recorded at their estimated fair values as of the acquisition date. The estimated fair value of the noncompete intangible asset was based on an income approach using discounted cash flow techniques. The aforementioned income method utilizes management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital. The excess of the fair value of the consideration conveyed over the fair value of the assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired unit’s historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in this market. None of the goodwill recorded as a result of this transaction is deductible for federal income tax purposes.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The fair values recorded were based upon a preliminary valuation. Estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair value of amounts for the intangible asset and the final amount of residual goodwill. We expect to continue to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.
The fair value of the assets acquired at the acquisition dates were as follows (in millions):

Identifiable intangible asset:
Noncompete agreement (useful life of 2 years)	$0.5
Goodwill	19.0
Total assets acquired	$19.5
Information regarding the net cash paid for the acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value of assets acquired	$0.5	$5.8	$0.5	$5.8
Goodwill	19.0	2.7	19.0	2.7
Fair value of noncontrolling interest owned by joint venture partner	(19.5)	(8.5)	(19.5)	(8.5)
Net cash paid for acquisitions	$—	$—	$—	$—
The pro forma effects of the above mentioned acquisition on our results of operations for periods prior to the respective acquisition date were not material.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
3.Variable Interest Entities
As of June 30, 2025 and December 31, 2024, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of June 30, 2025. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$0.4	$0.4
Accounts receivable	36.2	34.5
Other current assets	11.0	9.6
Total current assets	47.6	44.5
Property and equipment, net	132.5	135.7
Operating lease right-of-use assets	1.3	1.3
Goodwill	15.9	15.9
Intangible assets, net	0.9	1.0
Other long-term assets	9.7	9.7
Total assets	$207.9	$208.1
Liabilities
Current liabilities:
Current portion of long-term debt	$1.0	$1.0
Accounts payable	7.5	6.2
Accrued expenses and other current liabilities	26.7	23.7
Total current liabilities	35.2	30.9
Long-term debt, net of current portion	12.1	12.7
Long-term operating lease liabilities	1.4	1.4
Total liabilities	$48.7	$45.0

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
4.Marketable Securities
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS, Ltd (“HCS”), our consolidated wholly owned offshore captive insurance company. HCS insures a substantial portion of Encompass Health’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of June 30, 2025, $33.2 million of restricted marketable securities are included in Other current assets and $94.9 million of restricted marketable securities are included in Other long-term assets in our condensed consolidated balance sheet. As of December 31, 2024, $39.0 million of restricted marketable securities are included in Other current assets and $91.9 million are included in Other long-term assets in our condensed consolidated balance sheet.
During the three and six months ended June 30, 2025, $0.8 million of unrealized net gains (losses) were recognized in our condensed consolidated statements of operations on equity securities still held at the reporting date. During the three and six months ended June 30, 2024, $(0.5) million and $(0.1) million, respectively, of unrealized net gains (losses) were recognized in our condensed consolidated statements of operations on equity securities still held at the reporting date.
A summary of our debt securities as of June 30, 2025 is as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Fair Value
Available-for-sale debt securities:
U.S. government and agency securities	$48.6	$0.3	$48.9
Corporate bonds and notes	39.2	0.2	39.4
During the three and six months ended June 30, 2025, we did not record any impairment charges related to our debt securities. We did not have any debt securities during the three and six months ended June 30, 2024.
Investing information related to our available-for-sale debt securities is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds from sales and maturities	$8.7	$—	$8.7	$—
The contractual maturities of our available-for-sale debt securities as of June 30, 2025 are as follows (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$19.7	$19.8
Due after one year through five years	59.5	59.7
Due after five years through ten years	3.6	3.7
Due after ten years	5.0	5.1
Total	$87.8	$88.3

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
5.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2025	December 31, 2024
Credit Agreement—
Advances under revolving credit facility	$—	$20.0
Bonds payable—
5.75% Senior Notes due 2025	99.9	99.8
4.50% Senior Notes due 2028	790.2	788.4
4.75% Senior Notes due 2030	785.5	784.2
4.625% Senior Notes due 2031	393.0	392.5
Other notes payable	84.0	94.5
Finance lease obligations	306.9	318.4
	2,459.5	2,497.8
Less: Current portion	(139.2)	(138.6)
Long-term debt, net of current portion	$2,320.3	$2,359.2
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2025	$116.5	$116.5
2026	39.4	39.4
2027	46.1	46.1
2028	833.0	823.2
2029	41.8	41.7
2030	847.2	832.7
Thereafter	566.9	559.9
Total	$2,490.9	$2,459.5
6.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$56.5	$42.0
Net income attributable to noncontrolling interests	4.4	3.0
Distributions declared	(5.8)	(4.9)
Contribution to joint venture	—	8.5
Balance at end of period	$55.1	$48.6

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to nonredeemable noncontrolling interests	$40.8	$30.9	$83.4	$55.7
Net income attributable to redeemable noncontrolling interests	2.0	1.5	4.4	3.0
Net income attributable to noncontrolling interests	$42.8	$32.4	$87.8	$58.7
See also Note 7, Fair Value Measurements.
7.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities	$39.8	$18.7	$21.1	$—	M
Available for sale debt securities:
U.S. government and agency securities	48.9	48.9	—	—	M
Corporate bonds and notes	39.4	—	39.4	—	M
Redeemable noncontrolling interests	55.1	—	—	55.1	I
As of December 31, 2024
Equity securities	$130.9	$4.2	$126.7	$—	M
Redeemable noncontrolling interests	56.5	—	—	56.5	I
(1) The two valuation techniques are: market approach (M) and income approach (I).
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2025 and 2024, we did not record any material gains or losses related to these assets.

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

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$—	$—	$20.0	$20.0
5.75% Senior Notes due 2025	99.9	99.9	99.8	99.7
4.50% Senior Notes due 2028	790.2	792.5	788.4	772.3
4.75% Senior Notes due 2030	785.5	789.4	784.2	759.0
4.625% Senior Notes due 2031	393.0	386.1	392.5	369.9
Other notes payable	84.0	84.0	94.5	94.5
Financial commitments:
Letters of credit	—	46.7	—	36.3
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2024 Form 10‑K.
8.Share-Based Payments
During the six months ended June 30, 2025, we issued a total of 0.4 million restricted stock awards to members of our management team and our board of directors. Of the restricted stock awards issued to members of our management team, 0.1 million contain only a service condition, while the remainder contain a service and/or performance condition as well as a market condition for certain members of management. For the awards that include a performance and market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable three-year performance measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2024 Form 10‑K.
9.Income Taxes
Our Provision for income tax expense of $51.0 million and $92.6 million for the three and six months ended June 30, 2025, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate and non-deductible executive compensation, partially offset by tax benefits resulting from share-based compensation windfalls. Our Provision for income tax expense of $38.3 million and $76.6 million for the three and six months ended June 30, 2024, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate partially offset by tax benefits resulting from share-based compensation windfalls.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains a broad range of tax reform provisions affecting businesses. While tax changes in the OBBBA are not expected to have a material impact on our effective tax rate, we do anticipate that certain tax provisions in the OBBBA, namely the provision that permanently extends bonus depreciation for assets placed in service after January 19, 2025 and the provision allowing for immediate expensing of certain research and development costs, to result in current deductions that will result in lower cash income tax for 2025. We currently estimate these provisions to produce an additional approximately $180 million in current deductions resulting in approximately $50 million in cash tax savings in 2025. We continue to evaluate the tax and other provisions of the OBBBA and the potential effects on our financial position, results of operations, and cash flows.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
10.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic:
Numerator:
Income from continuing operations	$185.8	$147.7	$382.8	$287.8
Less: Net income attributable to noncontrolling interests included in continuing operations	(42.8)	(32.4)	(87.8)	(58.7)
Less: Income allocated to participating securities	(0.4)	(0.8)	(0.8)	(1.6)
Income from continuing operations attributable to Encompass Health common shareholders	142.6	114.5	294.2	227.5
Loss from discontinued operations attributable to Encompass Health common shareholders	(0.9)	(1.2)	(1.4)	(2.5)
Net income attributable to Encompass Health common shareholders	$141.7	$113.3	$292.8	$225.0
Denominator:
Basic weighted average common shares outstanding	100.6	99.9	100.6	99.9
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.42	$1.14	$2.92	$2.28
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)
Net income	$1.41	$1.13	$2.91	$2.25

Diluted:
Numerator:
Income from continuing operations	$185.8	$147.7	$382.8	$287.8
Less: Net income attributable to noncontrolling interests included in continuing operations	(42.8)	(32.4)	(87.8)	(58.7)
Income from continuing operations attributable to Encompass Health common shareholders	143.0	115.3	295.0	229.1
Loss from discontinued operations attributable to Encompass Health common shareholders	(0.9)	(1.2)	(1.4)	(2.5)
Net income attributable to Encompass Health common shareholders	$142.1	$114.1	$293.6	$226.6
Denominator:
Diluted weighted average common shares outstanding	102.3	102.0	102.2	102.1
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.40	$1.13	$2.88	$2.24
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income	$1.39	$1.12	$2.87	$2.22

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	100.6	99.9	100.6	99.9
Restricted stock awards, dilutive stock options, and restricted stock units	1.7	2.1	1.6	2.2
Diluted weighted average common shares outstanding	102.3	102.0	102.2	102.1
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $30.4 million for the remainder of 2025, $52.1 million in 2026, $35.3 million in 2027, $29.7 million in 2028, $25.6 million in 2029, and $60.6 million thereafter. These contracts primarily relate to software licensing and support and medical equipment.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
12.Segment Reporting:
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
Selected financial information, including significant segment expenses, for our reportable segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net operating revenues	$1,457.7	$1,301.2	$2,913.1	$2,617.2
Less:
Salaries and benefits	767.7	700.5	1,530.0	1,412.1
Other operating expenses	213.5	192.9	430.8	383.1
Occupancy costs	14.7	14.2	29.6	28.2
Supplies	63.1	57.6	125.3	116.1
General and administrative expenses	41.7	36.3	85.0	75.2
Net income attributable to noncontrolling interests	42.8	32.4	87.8	66.0
Other segment items(1)	(4.4)	(4.5)	(7.6)	(8.3)
Adjusted EBITDA	$318.6	$271.8	$632.2	$544.8
(1)Includes interest and dividend income, investment gain or loss, and equity in net income of nonconsolidated affiliates.
Segment reconciliation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA	$318.6	$271.8	$632.2	$544.8
Stock-based compensation	(14.3)	(13.6)	(23.8)	(22.9)
Depreciation and amortization	(79.9)	(72.9)	(159.1)	(143.2)
(Loss) gain on disposal or impairment of assets	(0.3)	3.0	(0.5)	(10.7)
Interest expense and amortization of debt discounts and fees	(30.4)	(34.3)	(62.2)	(69.5)
Net income attributable to noncontrolling interests	42.8	32.4	87.8	58.7
Change in fair market value of equity securities	0.3	(0.4)	1.0	(0.1)
Asset impairment impact on noncontrolling interests	—	—	—	7.3
Income from continuing operations before income tax expense	$236.8	$186.0	$475.4	$364.4

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Additional detail regarding the revenues of our operating segment by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net operating revenues:
Inpatient	$1,413.7	$1,265.5	$2,831.4	$2,548.2
Outpatient and other	44.0	35.7	81.7	69.0
Net operating revenues	$1,457.7	$1,301.2	$2,913.1	$2,617.2
Equity in net income of nonconsolidated affiliates and the Provision for income tax expense are reported on our condensed consolidated statements of operations. Segment assets are reported on our condensed consolidated balance sheets as Total assets. Segment capital expenditures are reported on our condensed consolidated statements of cash flows as Purchases of property, equipment, and intangible assets.

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
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals (“IRFs”) in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate IRFs in 38 states and Puerto Rico, with concentrations in Florida and Texas. As of June 30, 2025, we operated 168 IRFs. For additional information about our business, see Item 1, Business, and Item 1A, Risk Factors, of the 2024 Form 10‑K.
2025 Overview
During the three and six months ended June 30, 2025, Net operating revenues increased 12.0% and 11.3%, respectively, over the same periods of 2024 due primarily to volume growth and increased pricing. See “Results of Operations” section of this Item for additional volume and pricing information.
In our continued development and expansion efforts during 2025, we:
•began operating our new 40-bed inpatient rehabilitation hospital in Athens, Georgia with our joint venture partner Piedmont in March;
•began operating our new 60-bed inpatient rehabilitation hospital in Fort Myers, Florida with our joint venture partner Lee Healthcare Holdings, LLC in May;
•expanded our capacity by adding 51 new beds to existing hospitals; and

•announced or continued the development of the following hospitals:

	Expected open date	Number of New Beds
		2025	2026	2027
De novo projects(1)
Daytona Beach, Florida(2)	3Q25	50	—	—
Danbury, Connecticut	3Q25	40	—	—
Lake Worth, Florida	4Q25	50	—	—
St. Petersburg, Florida	4Q25	50	—	—
Amarillo, Texas	4Q25	50	—	—
Irmo, South Carolina		—	50	—
Concordville, Pennsylvania		—	50	—
Loganville, Georgia(3)		—	40	—
Norristown, Pennsylvania		—	50	—
San Antonio, Texas		—	50	—
Avondale, Arizona		—	60	—
Bangor, Maine		—	50	—
Wesley Chapel, Florida		—	—	50
St. George, Utah		—	—	50
Apollo Beach, Florida		—	—	50
North Las Vegas, Nevada		—	—	50
Palm Beach Gardens, Florida		—	—	50
Remote and satellite hospitals (included in bed additions)(1)
Wildwood, Florida (The Villages)	3Q25	50	—	—
Cleveland, Tennessee		—	40	—
Other bed additions		~110	~120	~120
(1) Opening dates are tentative
(2) Opened in July 2025
(3) Expected joint venture
We also continued our shareholder distributions during the six months ended June 30, 2025 through common stock repurchases and paying a quarterly cash dividend. For additional information see the “Liquidity and Capital Resources” section of this Item.
Business Outlook
We remain optimistic regarding the intermediate and long-term prospects of our business. Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future, reaching approximately 71 million people over the age of 65 by 2030. More specifically, the average age of our Medicare patients is approximately 77, and the population group for ages 75 and older is expected to grow at approximately 4% per year through 2030. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, inpatient rehabilitation services.
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
•Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs. On August 1, 2025, the Centers for Medicare & Medicaid Services (“CMS”) released its notice of final rulemaking for fiscal year 2026 for IRFs (the “2026 Final IRF Rule”) under the inpatient rehabilitation facility prospective payment system. The 2026 Final IRF Rule will implement a net 2.6% market basket increase (market basket update of 3.3% reduced by a productivity adjustment of 0.7%) effective for discharges between October 1, 2025 and September 30, 2026. The 2026 Final IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index, updates to outlier payments, and updates to the case-mix group relative weights and average lengths of stay values. Based on our analysis that utilizes the acuity of our patients annualized over a twelve-month period ended June 30, 2025, our experience with outlier payments over this same time frame, and other factors, we believe the 2026 Final IRF Rule will result in a net increase to our Medicare payment rates of approximately 2.9% effective October 1, 2025.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains a range of healthcare-related provisions impacting coverage, financing, and provider reimbursement in state Medicaid programs. These provisions include enrollee work requirements, limitations on states’ ability to assess provider taxes, and limitations on states’ directed payments to providers. Most of these provisions take effect in 2027 or later and will likely require additional federal and state regulatory action to implement. We are currently evaluating these OBBBA provisions and will evaluate any related federal and state regulatory action as it develops. The OBBBA includes other non-healthcare specific, tax-related items. For further discussion of these items, see Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the “Results of Operations” section of this Item.

In August 2023, IRFs located in Alabama began participation in CMS’s review choice demonstration (“RCD”), under which Medicare reimbursement claims are assessed for compliance with applicable coverage and clinical documentation requirements. On March 1, 2024, CMS announced the expansion of RCD, effective June 17, 2024, to include IRFs located in Pennsylvania and billing to a certain Medicare Administrative Contractor (“MAC”). We do not bill to this MAC, so we are not subject to RCD in Pennsylvania at this time. CMS plans to expand RCD further to Texas and California, but the timing for doing so is not known. We operate 48 inpatient rehabilitation hospitals (representing approximately 29% of our IRF Medicare claims) in the four RCD states. CMS intends to expand the RCD program after these initial four state rollouts but has yet to provide details of that expansion.
Under RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of Medicare claims submitted to demonstrate compliance with applicable requirements during the first six-month review period or cycle. We elected the pre-claim review option for our IRFs in Alabama for the first cycle. Under the pre-claim review choice, services can begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted, reviewed, and approved before the final claim is paid. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. The opt-out validation percentages for the second and third cycles were 85% or greater and 90% or greater, respectively. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. Our claim validation rate for the first cycle ending in February 2024 exceeded the required 80% at our IRFs in Alabama. For the second cycle, which began on May 1, 2024, we elected not to opt out, so our IRFs in Alabama remained subject to the 100% pre-claim review. None of our IRFs in Alabama achieved the 85% claim validation rate for the second cycle ending in October 2024. In the third cycle, we again submitted 100% of review requests pre-claim. None of our IRFs in Alabama achieved the 90% claim validation rate for the third cycle ending in June 2025. We believe many of the non-affirmations in the second and third cycles were based on application of improper standards or requirements that directly conflict with the Medicare coverage criteria for IRFs. We have engaged, and will continue to engage, with the MAC and CMS to ensure the review process is consistent with existing rules, regulations and statutes. Given the inconsistent review process applied by the MAC across the previous three cycles, we cannot predict the impact, if any, RCD may have on the collectability of our Medicare claims over the program’s term and ultimately on our financial position, results of operations, and cash flows.
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
•Recruiting and Retaining High-Quality Personnel. Recruiting and retaining qualified personnel, including management, for our inpatient hospitals remains a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to be competitive in this challenging staffing environment while remaining consistent with our goal of providing high-quality, cost-effective care. Additionally, our operations have been affected and may in the future be affected by staffing shortages. In recent years, staffing shortages and competition have resulted in increased labor costs, including significant sign-on and shift bonuses, and increased use of contract labor. See Item 1A, Risk Factors, of the 2024 Form 10‑K for further discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs and constrain our ability to take new patients.
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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Medicare	64.5%	64.7%	65.7%	64.8%
Medicare Advantage	16.9%	17.2%	16.7%	17.1%
Managed care	11.2%	10.7%	10.6%	10.7%
Medicaid	3.1%	3.3%	3.0%	3.4%
Other third-party payors	0.7%	0.8%	0.6%	0.8%
Workers’ compensation	0.5%	0.5%	0.5%	0.5%
Patients	0.3%	0.3%	0.3%	0.3%
Other income	2.8%	2.5%	2.6%	2.4%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2024 Form 10‑K.

Our Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(In Millions, Except Percentage Change)
Net operating revenues	$1,457.7	$1,301.2	12.0%	$2,913.1	$2,617.2	11.3%
Operating expenses:
Salaries and benefits	767.7	700.5	9.6%	1,530.0	1,412.1	8.3%
Other operating expenses	213.8	189.9	12.6%	431.3	393.8	9.5%
Occupancy costs	14.7	14.2	3.5%	29.6	28.2	5.0%
Supplies	63.1	57.6	9.5%	125.3	116.1	7.9%
General and administrative expenses	59.4	50.5	17.6%	111.7	100.7	10.9%
Depreciation and amortization	79.9	72.9	9.6%	159.1	143.2	11.1%
Total operating expenses	1,198.6	1,085.6	10.4%	2,387.0	2,194.1	8.8%
Interest expense and amortization of debt discounts and fees	30.4	34.3	(11.4)%	62.2	69.5	(10.5)%
Other income	(6.7)	(3.3)	103.0%	(9.2)	(8.7)	5.7%
Equity in net income of nonconsolidated affiliates	(1.4)	(1.4)	—%	(2.3)	(2.1)	9.5%
Income from continuing operations before income tax expense	236.8	186.0	27.3%	475.4	364.4	30.5%
Provision for income tax expense	51.0	38.3	33.2%	92.6	76.6	20.9%
Income from continuing operations	185.8	147.7	25.8%	382.8	287.8	33.0%
Loss from discontinued operations, net of tax	(0.9)	(1.2)	(25.0)%	(1.4)	(2.5)	(44.0)%
Net income	184.9	146.5	26.2%	381.4	285.3	33.7%
Less: Net income attributable to noncontrolling interests	(42.8)	(32.4)	32.1%	(87.8)	(58.7)	49.6%
Net income attributable to Encompass Health	$142.1	$114.1	24.5%	$293.6	$226.6	29.6%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Salaries and benefits	52.7%	53.8%	52.5%	54.0%
Other operating expenses	14.7%	14.6%	14.8%	15.0%
Occupancy costs	1.0%	1.1%	1.0%	1.1%
Supplies	4.3%	4.4%	4.3%	4.4%
General and administrative expenses	4.1%	3.9%	3.8%	3.8%
Depreciation and amortization	5.5%	5.6%	5.5%	5.5%
Total operating expenses	82.2%	83.4%	81.9%	83.8%

Additional information regarding our operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$1,413.7	$1,265.5	11.7%	$2,831.4	$2,548.2	11.1%
Outpatient and other	44.0	35.7	23.2%	81.7	69.0	18.4%
Net operating revenues	$1,457.7	$1,301.2	12..0%	$2,913.1	$2,617.2	11.3%
	(Actual Amounts)
Discharges	65,237	60,833	7.2%	130,222	121,944	6.8%
Net patient revenue per discharge	$21,670	$20,803	4.2%	$21,743	$20,896	4.1%
Outpatient visits	21,597	29,312	(26.3)%	41,552	59,056	(29.6)%
Average length of stay (days)	12.0	12.2	(1.6)%	12.1	12.3	(1.6)%
Occupancy %	76.6%	74.5%	2.8%	77.4%	75.0%	3.2%
# of licensed beds	11,233	10,948	2.6%	11,233	10,948	2.6%
Occupied beds	8,604	8,156	5.5%	8,694	8,211	5.9%
Full-time equivalents (FTEs) - internal	28,784	27,297	5.4%	28,678	27,253	5.2%
Contract labor FTEs	379	450	(15.8)%	377	442	(14.7)%
Total FTEs*	29,163	27,747	5.1%	29,055	27,695	4.9%
Employees per occupied bed	3.39	3.40	(0.3)%	3.34	3.37	(0.9)%
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
Net Operating Revenues
Our consolidated Net operating revenues increased during the three months ended June 30, 2025 compared to the same period of 2024 primarily due to increased volumes and favorable pricing. Discharge growth included a 4.7% increase in same-store discharges. Discharge growth from new stores during the three months ended June 30, 2025 compared to the same period of 2024 resulted from our joint ventures in Atlanta, Georgia (May 2024), Louisville, Kentucky (June 2024), Athens, Georgia (March 2025), and Fort Myers, Florida (May 2025), as well as our wholly owned hospitals in Kissimmee, Florida (May 2024), Johnston, Rhode Island (July 2024), Fort Mill, South Carolina (September 2024), and Houston, Texas (November 2024). Growth in net patient revenue per discharge during the three months ended June 30, 2025 compared to the same period of 2024 primarily resulted from increase in reimbursement rates and lower revenue reserves related to bad debt. Revenue reserves related to bad debt as a percentage of Net operating revenues decreased during the three months ended June 30, 2025 to 2.0% from 2.9% during the three months ended June 30, 2024 primarily due to a decrease in medical necessity claim review audits.
Growth in revenues, discharges, and net patient revenue per discharge during the six months ended June 30, 2025 were impacted primarily by the same factors as discussed above for the second quarter of 2025. Discharge growth included a 4.5% increase in same-store discharges.

The increase in outpatient and other revenue during the three and six months ended June 30, 2025 included an increase of $8.5 million and $13.8 million, respectively, in Medicaid supplemental payments (offset by an increase of $9.3 million and $16.4 million, respectively, in provider tax expenses included in Other operating expenses). Medicaid supplemental payments represent amounts received under state directed and supplemental payment programs associated with Medicaid. For additional information, see Item 1, Business, “Medicaid Reimbursement,” of the 2024 Form 10‑K.
Salaries and Benefits
Salaries and benefits increased during the three and six months ended June 30, 2025 compared to the same periods of 2024 primarily due to salary and benefit cost increases for our employees and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. Salaries and benefits decreased as a percent of Net operating revenues during the three and six months ended June 30, 2025 compared to the same periods of 2024 primarily due a decline in EPOB and decreases in both contract labor and sign-on and shift bonuses.
Other Operating Expenses
Other operating expenses increased in terms of dollars and as a percent of Net operating revenues during the three months ended June 30, 2025 compared to the same period of 2024 primarily due to increased provider taxes and higher costs resulting from our development activities.
Other operating expenses increased during the six months ended June 30, 2025 compared to the same period of 2024 primarily due to increased provider taxes and higher costs resulting from our development activities. Other operating expenses during the six months ended June 30, 2024 also included a $10.4 million impairment charge related to the closure of our joint venture inpatient rehabilitation hospital in Eau Claire, Wisconsin. In January 2024, we received notice that our joint venture partner intended to close its acute-care hospital in which our joint venture inpatient rehabilitation hospital was located. We closed that joint venture hospital in February 2024 and incurred a one-time impairment charge of $10.4 million. The impact to Net income attributable to Encompass Health during the six months ended June 30, 2024 resulting from the impairment was $1.8 million after reductions for Net income attributable to noncontrolling interests of $7.3 million and the Provision for income tax expense of $1.3 million. Other operating expenses decreased as a percent of Net operating revenues during the six months ended June 30, 2025 compared to the same period of 2024 primarily due to higher volumes.
General and Administrative Expenses
General and administrative expenses increased in terms of dollars and as a percent of Net operating revenues during the three months ended June 30, 2025 compared to the same period of 2024 primarily due to mark-to-market adjustments on our non-qualified deferred compensation plan and higher incentive compensation, benefits, and salaries. General and administrative expenses increased during the six months ended June 30, 2025 compared to the same period of 2024 primarily due to higher incentive compensation, benefits, and software expenses.
Depreciation and Amortization
Depreciation and amortization increased during the three and six months ended June 30, 2025 compared to the same periods of 2024 due to our capital investments. See “Executive Overview” section of this item for information related to our development activity. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three and six months ended June 30, 2025 compared to the same periods of 2024 primarily due to the increase in Net operating revenues as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense increased during the three and six months ended June 30, 2025 compared to the same periods of 2024 primarily due to higher Income from continuing operations before income tax expense.
The OBBBA contains a broad range of tax reform provisions affecting businesses. While tax changes in the OBBBA are not expected to have a material impact on our effective tax rate, we do anticipate that certain tax provisions in the OBBBA, namely the provision that permanently extends bonus depreciation for assets placed in service after January 19, 2025 and the provision allowing for immediate expensing of certain research and development costs, to result in current deductions that will result in lower cash income tax for 2025. We currently estimate these provisions to produce an additional approximately $180 million in current deductions resulting in approximately $50 million in cash tax savings in 2025. We currently estimate our cash payments for income taxes to be approximately $110 million to $130 million, net of refunds, for 2025. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2025 which include estimates of the tax provisions contained in the OBBBA. We continue to evaluate the tax and other provisions of the OBBBA and the potential effects on our financial position, results of operations, and cash flows. The OBBBA includes other non-tax specific, healthcare-related items. For further discussion of these items, see the “Executive Overview” section of this Item.
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
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during the three and six months ended June 30, 2025 compared to the same periods of 2024 resulted from increased profitability from certain existing joint venture hospitals. Net income attributable to noncontrolling interests during the six months ended June 30, 2024 included the impact from the impairment related to the closure of our joint venture hospital in Eau Claire, Wisconsin in February 2024, as discussed above.
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
Current Liquidity
As of June 30, 2025, we had $99.1 million in Cash and cash equivalents. This amount excludes $38.3 million in Restricted cash and $128.1 million of restricted marketable securities ($33.2 million included in Other current assets and $94.9 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Marketable Securities, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2024 Form 10‑K.

In addition to Cash and cash equivalents, as of June 30, 2025, we had approximately $953 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2025, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2025, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2027, and except for approximately $100 million of our 2025 Notes, our bonds all mature in 2028 and beyond. See Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements, for additional information related to our debt. Also, see the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2025.
See the “Results of Operations” section above for information related to our estimated cash tax savings in 2025 resulting from the OBBBA. For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2024 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$558.8	$456.2
Net cash used in investing activities	(323.9)	(288.1)
Net cash used in financing activities	(220.6)	(90.2)
Increase in cash, cash equivalents, and restricted cash	$14.3	$77.9
Operating activities. The increase in Net cash provided by operating activities for the six months ended June 30, 2025 compared to the same period of 2024 primarily resulted from an increase in Net income which was driven by growth in Net operating revenues.
Investing activities. The increase in Net cash used in investing activities during the six months ended June 30, 2025 compared to the same period of 2024 primarily resulted from increased Purchases of property, equipment, and intangible assets.
Financing activities. The increase in Net cash used in financing activities during the six months ended June 30, 2025 compared to the same period of 2024 primarily resulted from higher Repurchases of common stock, including fees and expenses, higher net debt payments on our revolving credit facility and lower Contributions from noncontrolling interests of consolidated affiliates. For additional information related to our stock repurchases, see “Authorizations for Returning Capital to Stakeholders” section below.

Contractual Obligations
Our consolidated contractual obligations as of June 30, 2025 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding finance lease obligations (a)	$2,152.6	$114.1	$2,038.5
Interest on long-term debt (b)	404.2	100.0	304.2
Finance lease obligations (c)	435.1	47.2	387.9
Operating lease obligations (d)	310.5	38.8	271.7
Purchase obligations (e)	233.7	64.9	168.8
Total	$3,536.1	$365.0	$3,171.1
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2025, we made capital expenditures of approximately $320 million for property, equipment, and intangible assets. During 2025, we expect to spend approximately $785 million to $820 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $215 million to $225 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects. At June 30, 2025, we have projects under construction which have an estimated additional cost to complete over the next two years of approximately $380 million. We expect to fund capital expenditures using cash on hand and borrowings under our revolving credit facility.
Authorizations for Returning Capital to Stakeholders
In October 2024, February 2025, and May 2025, our board of directors declared cash dividends of $0.17 per share that were paid in January 2025, April 2025, and July 2025, respectively. On July 24, 2025, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.19 per share, payable on October 15, 2025 to stockholders of record on October 1, 2025. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.

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
In 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which has been amended from time to time. Most recently, on July 24, 2024, our board approved resetting the aggregate common stock repurchase authorization to $500 million. As of June 30, 2025, approximately $433 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2025, we repurchased 0.6 million shares of our common stock in the open market for $56.8 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $1 billion revolving credit facility. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
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

Six Months Ended June 30, 2025
(In Millions)
Net operating revenues	$1,809.1
Intercompany revenues generated from non-guarantor subsidiaries	54.9
Total net operating revenues	$1,864.0

Operating expenses	$1,545.7
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	20.6
Total operating expenses	$1,566.3

Income from continuing operations	$184.3
Net income	$182.9
Net income attributable to Encompass Health	$182.9

	As of June 30, 2025	As of December 31, 2024
	(In Millions)
Total current assets	$642.0	$609.5

Property and equipment, net	$2,550.1	$2,394.0
Goodwill	893.2	893.2
Intercompany receivable due from non-guarantor subsidiaries	25.8	47.4
Other noncurrent assets	498.6	490.9
Total noncurrent assets	$3,967.7	$3,825.5

Total current liabilities	$677.1	$677.7

Long-term debt, net of current portion	$2,238.2	$2,273.3
Other noncurrent liabilities	341.4	336.1
Total noncurrent liabilities	$2,579.6	$2,609.4
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
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$558.8	$456.2
Interest expense and amortization of debt discounts and fees	62.2	69.5
Gain on sale of investments, excluding impairments	3.2	1.2
Equity in net income of nonconsolidated affiliates	2.3	2.1
Net income attributable to noncontrolling interests in continuing operations	(87.8)	(58.7)
Amortization of debt-related items	(4.8)	(4.9)
Distributions from nonconsolidated affiliates	(1.4)	(2.0)
Current portion of income tax expense	87.3	72.4
Change in assets and liabilities	11.4	13.4
Cash used in operating activities of discontinued operations	1.9	2.7
Asset impairment impact on noncontrolling interests	—	(7.3)
Change in fair market value of equity securities	(1.0)	0.1
Other	0.1	0.1
Adjusted EBITDA	$632.2	$544.8
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$184.9	$146.5	$381.4	$285.3
Loss from discontinued operations, net of tax, attributable to Encompass Health	0.9	1.2	1.4	2.5
Net income attributable to noncontrolling interests included in continuing operations	(42.8)	(32.4)	(87.8)	(58.7)
Provision for income tax expense	51.0	38.3	92.6	76.6
Interest expense and amortization of debt discounts and fees	30.4	34.3	62.2	69.5
Loss (gain) on disposal or impairment of assets	0.3	(3.0)	0.5	10.7
Depreciation and amortization	79.9	72.9	159.1	143.2
Stock-based compensation	14.3	13.6	23.8	22.9
Change in fair market value of equity securities	(0.3)	0.4	(1.0)	0.1
Asset impairment impact on noncontrolling interests	—	—	—	(7.3)
Adjusted EBITDA	$318.6	$271.8	$632.2	$544.8
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2025 that have a material effect on our Internal Control over Financial Reporting.

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
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2025:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2025	183,857	$102.03	183,229	439,378,299
May 1 through May 31, 2025	—	—	—	439,378,299
June 1 through June 30, 2025	50,158	121.51	49,209	433,399,426
Total	234,015	106.21	232,438
(1)Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In April, 628 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	August 6, 2025