Form 10-Q
period 2025-09-30
Encompass Health Corp
filed 2025-10-31
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The registrant had 100,615,977 shares of common stock outstanding, net of treasury shares, as of October 21, 2025.

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
•The disruption to the operations of Medicare and Medicaid as a result of a long-lasting federal government shutdown could delay reimbursements for care and impede some regulatory processes, such as provider enrollment.
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
•Compliance with the extensive and frequently changing laws and regulations applicable to healthcare providers, including those related to patient care, coding and billing, data privacy and security, consumer protection, anti-trust, and employment practices, requires substantial time, effort and expense, and if we fail to comply, we could incur penalties and significant costs of investigating and defending asserted claims, whether meritorious or not, or be required to make significant changes to our operations, including potentially closing a facility.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Millions, Except Per Share Data)
Net operating revenues	$1,477.5	$1,351.0	$4,390.6	$3,968.2
Operating expenses:
Salaries and benefits	784.8	732.1	2,314.8	2,144.2
Other operating expenses	231.1	202.4	662.4	596.2
Occupancy costs	14.9	14.4	44.5	42.6
Supplies	64.6	60.6	189.9	176.7
General and administrative expenses	56.1	54.0	167.8	154.7
Depreciation and amortization	82.4	78.4	241.5	221.6
Total operating expenses	1,233.9	1,141.9	3,620.9	3,336.0
Loss on early extinguishment of debt	—	0.4	—	0.4
Interest expense and amortization of debt discounts and fees	30.8	34.9	93.0	104.4
Other income	(5.9)	(9.3)	(15.1)	(18.0)
Equity in net income of nonconsolidated affiliates	(1.2)	(0.7)	(3.5)	(2.8)
Income from continuing operations before income tax expense	219.9	183.8	695.3	548.2
Provision for income tax expense	44.9	36.0	137.5	112.6
Income from continuing operations	175.0	147.8	557.8	435.6
Loss from discontinued operations, net of tax	(0.4)	(0.7)	(1.8)	(3.2)
Net income	174.6	147.1	556.0	432.4
Less: Net income attributable to noncontrolling interests	(48.1)	(38.9)	(135.9)	(97.6)
Net income attributable to Encompass Health	$126.5	$108.2	$420.1	$334.8

Weighted average common shares outstanding:
Basic	100.5	99.9	100.5	99.9
Diluted	102.3	102.1	102.3	102.2
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.26	$1.09	$4.19	$3.36
Discontinued operations	—	(0.01)	(0.02)	(0.03)
Net income	$1.26	$1.08	$4.17	$3.33
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.24	$1.07	$4.13	$3.31
Discontinued operations	—	(0.01)	(0.02)	(0.03)
Net income	$1.24	$1.06	$4.11	$3.28

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$126.9	$108.9	$421.9	$338.0
Loss from discontinued operations, net of tax	(0.4)	(0.7)	(1.8)	(3.2)
Net income attributable to Encompass Health	$126.5	$108.2	$420.1	$334.8
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Millions)
COMPREHENSIVE INCOME
Net income	$174.6	$147.1	$556.0	$432.4
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.2	—	0.7	—
Reclassifications to net income	—	—	(0.1)	—
Other comprehensive income before income taxes	0.2	—	0.6	—
Provision for income tax expense related to other comprehensive income items	—	—	(0.1)	—
Other comprehensive income, net of tax	0.2	—	0.5	—
Comprehensive income	174.8	147.1	556.5	432.4
Comprehensive income attributable to noncontrolling interests	(48.1)	(38.9)	(135.9)	(97.6)
Comprehensive income attributable to Encompass Health	$126.7	$108.2	$420.6	$334.8
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2025	December 31, 2024
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$48.7	$85.4
Restricted cash	45.0	37.7
Accounts receivable	610.8	598.8
Other current assets	165.3	165.0
Total current assets	869.8	886.9
Property and equipment, net	3,925.5	3,643.1
Operating lease right-of-use assets	218.1	203.7
Goodwill	1,303.0	1,284.0
Intangible assets, net	291.9	297.8
Other long-term assets	257.4	219.2
Total assets(1)	$6,865.7	$6,534.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$39.0	$138.6
Current operating lease liabilities	25.9	26.3
Accounts payable	138.4	171.0
Accrued expenses and other current liabilities	558.7	505.1
Total current liabilities	762.0	841.0
Long-term debt, net of current portion	2,393.9	2,359.2
Long-term operating lease liabilities	202.8	189.7
Deferred income tax liabilities	107.5	105.2
Other long-term liabilities	213.2	190.4
Total liabilities(1)	3,679.4	3,685.5
Commitments and contingencies
Redeemable noncontrolling interests	54.4	56.5
Shareholders’ equity:
Encompass Health shareholders’ equity	2,373.8	2,067.0
Noncontrolling interests	758.1	725.7
Total shareholders’ equity	3,131.9	2,792.7
Total liabilities(1) and shareholders’ equity	$6,865.7	$6,534.7
(1)Our consolidated assets as of September 30, 2025 and December 31, 2024 include total assets of variable interest entities of $211.2 million and $208.1 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of September 30, 2025 and December 31, 2024 include total liabilities of the variable interest entities of $49.0 million and $45.0 million, respectively. See Note 3, Variable Interest Entities.
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2025
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.9	$1.2	$1,843.6	$1,055.6	$0.3	$(620.6)	$753.0	$3,033.1
Net income	—	—	—	126.5	—	—	46.2	172.7
Issuance of restricted stock	—	—	(0.7)	—	—	0.7	—	—
Dividends declared ($0.19 per share)	—	—	—	(19.4)	—	—	—	(19.4)
Stock-based compensation	—	—	14.3	—	—	—	—	14.3
Distributions declared	—	—	—	—	—	—	(38.8)	(38.8)
Repurchases of common stock in open market	(0.2)	—	—	—	—	(24.9)	—	(24.9)
Other	—	—	(2.5)	—	0.2	(0.5)	(2.3)	(5.1)
Balance at end of period	100.7	$1.2	$1,854.7	$1,162.7	$0.5	$(645.3)	$758.1	$3,131.9

	Three Months Ended September 30, 2024
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.7	$1.2	$1,806.8	$602.3	$(570.9)	$642.0	$2,481.4
Net income	—	—	—	108.2	—	37.7	145.9
Dividends declared ($0.17 per share)	—	—	0.1	(17.3)	—	—	(17.2)
Stock-based compensation	—	—	12.9	—	—	—	12.9
Distributions declared	—	—	—	—	—	(36.4)	(36.4)
Capital contributions from consolidated affiliates	—	—	—	—	—	96.9	96.9
Repurchases of common stock in open market	(0.1)	—	—	—	(6.8)	—	(6.8)
Contribution of our hospital to consolidated joint venture	—	—	22.9	—	—	(30.8)	(7.9)
Other	0.2	—	(4.5)	—	4.9	(0.1)	0.3
Balance at end of period	100.8	$1.2	$1,838.2	$693.2	$(572.8)	$709.3	$2,669.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Nine Months Ended September 30, 2025
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.8	$1.2	$1,847.0	$796.7	$—	$(577.9)	$725.7	$2,792.7
Net income	—	—	—	420.1	—	—	129.6	549.7
Issuance of restricted stock	0.7	—	(28.6)	—	—	28.6	—	—
Receipt of treasury stock	(0.2)	—	—	—	—	(19.9)	—	(19.9)
Dividends declared ($0.53 per share)	—	—	0.1	(54.1)	—	—	—	(54.0)
Stock-based compensation	—	—	38.1	—	—	—	—	38.1
Distributions declared	—	—	—	—	—	—	(114.3)	(114.3)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	19.5	19.5
Repurchases of common stock in open market	(0.8)	—	—	—	—	(81.7)	—	(81.7)
Other	0.2	—	(1.9)	—	0.5	5.6	(2.4)	1.8
Balance at end of period	100.7	$1.2	$1,854.7	$1,162.7	$0.5	$(645.3)	$758.1	$3,131.9

	Nine Months Ended September 30, 2024
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.3	$1.2	$1,787.0	$406.5	$(547.2)	$607.7	$2,255.2
Net income	—	—	—	334.8	—	93.4	428.2
Receipt of treasury stock	(0.2)	—	—	—	(12.1)	—	(12.1)
Dividends declared ($0.47 per share)	—	—	0.3	(48.1)	—	—	(47.8)
Stock-based compensation	—	—	35.8	—	—	—	35.8
Distributions declared	—	—	—	—	—	(94.5)	(94.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	133.5	133.5
Repurchases of common stock in open market	(0.3)	—	—	—	(23.6)	—	(23.6)
Contribution of our hospital to consolidated joint venture	—	—	22.9	—	—	(30.8)	(7.9)
Other	1.0	—	(7.8)	—	10.1	—	2.3
Balance at end of period	100.8	$1.2	$1,838.2	$693.2	$(572.8)	$709.3	$2,669.1
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In Millions)
Cash flows from operating activities:
Net income	$556.0	$432.4
Loss from discontinued operations, net of tax	1.8	3.2
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	241.5	221.6
Stock-based compensation	38.1	35.8
Deferred tax expense	3.2	2.1
Other, net	1.1	13.5
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(18.8)	29.1
Other assets	(19.5)	(43.3)
Accounts payable	(32.7)	1.4
Accrued payroll	6.4	(2.6)
Accrued interest payable	(15.8)	(19.2)
Other liabilities	70.8	53.7
Net cash used in operating activities of discontinued operations	(2.5)	(3.7)
Total adjustments	271.8	288.4
Net cash provided by operating activities	829.6	724.0
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(507.1)	(443.8)
Proceeds from sale of restricted investments	160.0	17.9
Purchases of restricted investments	(165.9)	(20.0)
Other, net	(12.2)	(3.7)
Net cash used in investing activities	(525.2)	(449.6)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(113.2)	(153.4)
Principal borrowings on notes	—	15.0
Borrowings on revolving credit facility	140.0	50.0
Payments on revolving credit facility	(80.0)	(50.0)
Principal payments under finance lease obligations	(17.7)	(16.2)
Repurchases of common stock, including fees and expenses	(81.7)	(23.6)
Dividends paid on common stock	(52.1)	(45.8)
Distributions paid to noncontrolling interests of consolidated affiliates	(109.4)	(85.5)
Taxes paid on behalf of employees for shares withheld	(19.9)	(12.1)
Contributions from noncontrolling interests of consolidated affiliates	—	139.7
Other, net	0.2	2.2
Net cash used in financing activities	(333.8)	(179.7)
(Decrease) increase in cash, cash equivalents, and restricted cash	(29.4)	94.7
Cash, cash equivalents, and restricted cash at beginning of period	123.1	104.2
Cash, cash equivalents, and restricted cash at end of period	$93.7	$198.9

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In Millions)
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$85.4	$69.1
Restricted cash at beginning of period	37.7	35.1
Cash, cash equivalents, and restricted cash at beginning of period	$123.1	$104.2

Cash and cash equivalents at end of period	$48.7	$147.8
Restricted cash at end of period	45.0	51.1
Cash, cash equivalents, and restricted cash at end of period	$93.7	$198.9

Supplemental schedule of noncash operating, investing, and financing activities:
Operating lease additions and adjustments	$36.4	$25.6
Joint venture contributions	19.5	11.8
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation (the “Company” or “Encompass Health”), incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. Our national network of inpatient rehabilitation hospitals stretches across 39 states and Puerto Rico, with concentrations of hospitals in Florida and Texas. As of September 30, 2025, we operated 170 inpatient rehabilitation hospitals. We are the sole owner of 104 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 66 jointly owned hospitals.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Medicare	$946.1	$883.3	$2,862.1	$2,573.9
Medicare Advantage	245.7	220.9	731.1	671.4
Managed care	164.6	148.1	473.0	430.8
Medicaid	50.0	46.1	136.9	134.4
Other third-party payors	9.8	10.0	28.4	30.8
Workers’ compensation	8.5	7.0	22.0	21.0
Patients	4.9	4.1	12.6	11.8
Other income	47.9	31.5	124.5	94.1
Total	$1,477.5	$1,351.0	$4,390.6	$3,968.2
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
We record debt securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities. We carry the available-for-sale securities at fair value and report unrealized holding gains or losses, net of income taxes, in Accumulated other comprehensive income, which is a separate component of shareholders’ equity. We recognize realized gains and losses in our condensed consolidated statements of operations using the specific

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
identification method. Unrealized losses are charged against earnings when a decline in fair value was determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than cost, the financial condition and near term prospects of the issuer, industry, or geographic area and our ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
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
Recent Accounting Pronouncements Not Yet Adopted—
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which intends to improve the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for our annual periods beginning January 1, 2025. We are required to apply the guidance prospectively but have the option to apply it retrospectively. While we are currently evaluating the requirements of this standard and any potential impact it may have on our condensed consolidated financial statements, we expect to update our annual tax disclosures as a result of the new standard.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which intends to modernize the guidance related to internal-use software costs to reflect current software development methods. ASU 2025-06 requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for our annual and interim periods beginning January 1, 2028. Early adoption is permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or on a retrospective basis. We are currently evaluating the requirements of this standard and any potential impact it may have on our condensed consolidated financial statements.
We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
2.Business Combinations
During the nine months ended September 30, 2025, we completed the following acquisition which was not individually material to our financial position, results of operations, or cash flows. The acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic area.
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
The fair value of the assets acquired at the acquisition dates were as follows (in millions):

Identifiable intangible asset:
Noncompete agreement (useful life of 2 years)	$0.5
Goodwill	19.0
Total assets acquired	$19.5
Information regarding the net cash paid for the acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value of assets acquired	$—	$—	$0.5	$5.8
Goodwill	—	—	19.0	2.7
Fair value of noncontrolling interest owned by joint venture partner	—	—	(19.5)	(8.5)
Net cash paid for acquisitions	$—	$—	$—	$—
The pro forma effects of the above mentioned acquisition on our results of operations for periods prior to the respective acquisition date were not material.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
3.Variable Interest Entities
As of September 30, 2025 and December 31, 2024, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of September 30, 2025. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1.2	$0.4
Accounts receivable	36.2	34.5
Other current assets	13.9	9.6
Total current assets	51.3	44.5
Property and equipment, net	132.2	135.7
Operating lease right-of-use assets	1.3	1.3
Goodwill	15.9	15.9
Intangible assets, net	0.9	1.0
Other long-term assets	9.6	9.7
Total assets	$211.2	$208.1
Liabilities
Current liabilities:
Current portion of long-term debt	$1.0	$1.0
Accounts payable	5.2	6.2
Accrued expenses and other current liabilities	29.6	23.7
Total current liabilities	35.8	30.9
Long-term debt, net of current portion	11.9	12.7
Long-term operating lease liabilities	1.3	1.4
Total liabilities	$49.0	$45.0

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
4.Marketable Securities
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS, Ltd (“HCS”), our consolidated wholly owned offshore captive insurance company. HCS insures a substantial portion of Encompass Health’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of September 30, 2025, $34.1 million of restricted marketable securities are included in Other current assets and $105.7 million of restricted marketable securities are included in Other long-term assets in our condensed consolidated balance sheet. As of December 31, 2024, $39.0 million of restricted marketable securities are included in Other current assets and $91.9 million are included in Other long-term assets in our condensed consolidated balance sheet.
During the three and nine months ended September 30, 2025, $1.0 million and $1.8 million, respectively, of unrealized net gains (losses) were recognized in our condensed consolidated statements of operations on equity securities still held at the reporting date. During the three and nine months ended September 30, 2024, $2.8 million and $2.7 million, respectively, of unrealized net gains (losses) were recognized in our condensed consolidated statements of operations on equity securities still held at the reporting date.
A summary of our debt securities as of September 30, 2025 is as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Fair Value
Available-for-sale debt securities:
U.S. government and agency securities	$44.6	$0.2	$44.8
Corporate bonds and notes	58.9	0.4	59.3
During the three and nine months ended September 30, 2025, we did not record any impairment charges related to our debt securities. We did not have any debt securities during the three and nine months ended September 30, 2024.
Investing information related to our available-for-sale debt securities is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds from sales and maturities	$16.3	$—	$25.0	$—
The contractual maturities of our available-for-sale debt securities as of September 30, 2025 are as follows (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$23.9	$23.9
Due after one year through five years	69.5	69.9
Due after five years through ten years	4.7	4.8
Due after ten years	5.4	5.5
Total	$103.5	$104.1

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
5.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	September 30, 2025	December 31, 2024
Credit Agreement—
Advances under revolving credit facility	$80.0	$20.0
Bonds payable—
5.75% Senior Notes due 2025	—	99.8
4.50% Senior Notes due 2028	791.1	788.4
4.75% Senior Notes due 2030	786.2	784.2
4.625% Senior Notes due 2031	393.3	392.5
Other notes payable	81.5	94.5
Finance lease obligations	300.8	318.4
	2,432.9	2,497.8
Less: Current portion	(39.0)	(138.6)
Long-term debt, net of current portion	$2,393.9	$2,359.2
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
October 1 through December 31, 2025	$8.0	$8.0
2026	39.4	39.4
2027	126.1	126.1
2028	833.0	824.1
2029	41.8	41.7
2030	847.2	833.4
Thereafter	566.9	560.2
Total	$2,462.4	$2,432.9
In September 2025, we redeemed the remaining $100 million of the outstanding principal balance of our 5.75% Senior Notes due 2025 at maturity using cash on hand and capacity under our revolving credit facility.
6.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$56.5	$42.0
Net income attributable to noncontrolling interests	6.3	4.2
Distributions declared	(8.4)	(7.7)
Contribution to joint venture	—	18.0
Balance at end of period	$54.4	$56.5

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to nonredeemable noncontrolling interests	$46.2	$37.7	$129.6	$93.4
Net income attributable to redeemable noncontrolling interests	1.9	1.2	6.3	4.2
Net income attributable to noncontrolling interests	$48.1	$38.9	$135.9	$97.6
See also Note 7, Fair Value Measurements.
7.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of September 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities	$35.7	$20.0	$15.7	$—	M
Available for sale debt securities:
U.S. government and agency securities	44.8	44.8	—	—	M
Corporate bonds and notes	59.3	—	59.3	—	M
Redeemable noncontrolling interests	54.4	—	—	54.4	I
As of December 31, 2024
Equity securities	$130.9	$4.2	$126.7	$—	M
Redeemable noncontrolling interests	56.5	—	—	56.5	I
(1) The two valuation techniques are: market approach (M) and income approach (I).
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three and nine months ended September 30, 2025 and 2024, we did not record any material gains or losses related to these assets.

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

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$80.0	$80.0	$20.0	$20.0
5.75% Senior Notes due 2025	—	—	99.8	99.7
4.50% Senior Notes due 2028	791.1	794.2	788.4	772.3
4.75% Senior Notes due 2030	786.2	788.4	784.2	759.0
4.625% Senior Notes due 2031	393.3	389.5	392.5	369.9
Other notes payable	81.5	81.5	94.5	94.5
Financial commitments:
Letters of credit	—	47.1	—	36.3
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2024 Form 10‑K.
8.Share-Based Payments
During the nine months ended September 30, 2025, we issued a total of 0.4 million restricted stock awards to members of our management team and our board of directors. Of the restricted stock awards issued to members of our management team, 0.1 million contain only a service condition, while the remainder contain a service and/or performance condition as well as a market condition for certain members of management. For the awards that include a performance and market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable three-year performance measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2024 Form 10‑K.
9.Income Taxes
Our Provision for income tax expense of $44.9 million for the three months ended September 30, 2025 primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $137.5 million for the nine months ended September 30, 2025 primarily resulted from the application of our estimated effective blended federal and state income tax rate and non-deductible executive compensation, partially offset by tax benefits resulting from share-based compensation windfalls. Our Provision for income tax expense of $36.0 million and $112.6 million for the three and nine months ended September 30, 2024, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate partially offset by tax benefits resulting from share-based compensation windfalls.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
10.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic:
Numerator:
Income from continuing operations	$175.0	$147.8	$557.8	$435.6
Less: Net income attributable to noncontrolling interests included in continuing operations	(48.1)	(38.9)	(135.9)	(97.6)
Less: Income allocated to participating securities	(0.3)	(0.7)	(1.1)	(2.0)
Income from continuing operations attributable to Encompass Health common shareholders	126.6	108.2	420.8	336.0
Loss from discontinued operations attributable to Encompass Health common shareholders	(0.4)	(0.7)	(1.8)	(3.2)
Net income attributable to Encompass Health common shareholders	$126.2	$107.5	$419.0	$332.8
Denominator:
Basic weighted average common shares outstanding	100.5	99.9	100.5	99.9
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.26	$1.09	$4.19	$3.36
Discontinued operations	—	(0.01)	(0.02)	(0.03)
Net income	$1.26	$1.08	$4.17	$3.33

Diluted:
Numerator:
Income from continuing operations	$175.0	$147.8	$557.8	$435.6
Less: Net income attributable to noncontrolling interests included in continuing operations	(48.1)	(38.9)	(135.9)	(97.6)
Income from continuing operations attributable to Encompass Health common shareholders	126.9	108.9	421.9	338.0
Loss from discontinued operations attributable to Encompass Health common shareholders	(0.4)	(0.7)	(1.8)	(3.2)
Net income attributable to Encompass Health common shareholders	$126.5	$108.2	$420.1	$334.8
Denominator:
Diluted weighted average common shares outstanding	102.3	102.1	102.3	102.2
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.24	$1.07	$4.13	$3.31
Discontinued operations	—	(0.01)	(0.02)	(0.03)
Net income	$1.24	$1.06	$4.11	$3.28

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	100.5	99.9	100.5	99.9
Restricted stock awards, dilutive stock options, and restricted stock units	1.8	2.2	1.8	2.3
Diluted weighted average common shares outstanding	102.3	102.1	102.3	102.2
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $20.4 million for the remainder of 2025, $53.9 million in 2026, $35.9 million in 2027, $30.3 million in 2028, $25.7 million in 2029, and $60.6 million thereafter. These contracts primarily relate to software licensing and support and medical equipment.

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
Selected financial information, including significant segment expenses, for our reportable segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net operating revenues	$1,477.5	$1,351.0	$4,390.6	$3,968.2
Less:
Salaries and benefits	784.8	732.1	2,314.8	2,144.2
Other operating expenses	229.2	201.8	660.0	584.9
Occupancy costs	14.9	14.4	44.5	42.6
Supplies	64.6	60.6	189.9	176.7
General and administrative expenses	39.6	39.1	124.6	114.3
Net income attributable to noncontrolling interests	48.1	38.9	135.9	104.9
Other segment items(1)	(3.8)	(5.2)	(11.4)	(13.5)
Adjusted EBITDA	$300.1	$269.3	$932.3	$814.1
(1)Includes interest and dividend income, investment gain or loss, and equity in net income of nonconsolidated affiliates.
Segment reconciliation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA	$300.1	$269.3	$932.3	$814.1
Stock-based compensation	(14.3)	(12.9)	(38.1)	(35.8)
Depreciation and amortization	(82.4)	(78.4)	(241.5)	(221.6)
Loss on disposal or impairment of assets	(1.9)	(0.6)	(2.4)	(11.3)
Loss on early extinguishment of debt	—	(0.4)	—	(0.4)
Interest expense and amortization of debt discounts and fees	(30.8)	(34.9)	(93.0)	(104.4)
Net income attributable to noncontrolling interests	48.1	38.9	135.9	97.6
Change in fair market value of marketable securities	1.1	2.8	2.1	2.7
Asset impairment impact on noncontrolling interests	—	—	—	7.3
Income from continuing operations before income tax expense	$219.9	$183.8	$695.3	$548.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Additional detail regarding the revenues of our operating segment by service line follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net operating revenues:
Inpatient	$1,427.3	$1,316.2	$4,258.7	$3,864.4
Outpatient and other	50.2	34.8	131.9	103.8
Net operating revenues	$1,477.5	$1,351.0	$4,390.6	$3,968.2
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
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals (“IRFs”) in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate IRFs in 39 states and Puerto Rico, with concentrations in Florida and Texas. As of September 30, 2025, we operated 170 IRFs. For additional information about our business, see Item 1, Business, and Item 1A, Risk Factors, of the 2024 Form 10‑K.
2025 Overview
During the three and nine months ended September 30, 2025, Net operating revenues increased 9.4% and 10.6%, respectively, over the same periods of 2024 due primarily to volume growth and increased pricing. See “Results of Operations” section of this Item for additional volume and pricing information.
In our continued development and expansion efforts during 2025, we:
•began operating our new 40-bed inpatient rehabilitation hospital in Athens, Georgia with our joint venture partner Piedmont in March;
•began operating our new 60-bed inpatient rehabilitation hospital in Fort Myers, Florida with our joint venture partner Lee Healthcare Holdings, LLC in May;
•began operating our new 50-bed inpatient rehabilitation hospital in Daytona Beach, Florida in July;
•began operating our new 40-bed inpatient rehabilitation hospital in Danbury, Connecticut in September;
•expanded our capacity by adding 140 new beds to existing hospitals (inclusive of our new 50-bed satellite inpatient rehabilitation hospital in Wildwood, Florida (The Villages) which began operating in September); and

•announced or continued the development of the following hospitals:

	Expected open date	Number of New Beds
		2025	2026	2027
De novo projects(1)
St. Petersburg, Florida(2)	4Q25	50	—	—
Amarillo, Texas(3)	4Q25	50	—	—
Lake Worth, Florida	4Q25	50	—	—
Irmo, South Carolina	1Q26	—	50	—
Concordville, Pennsylvania	1Q26	—	50	—
Loganville, Georgia(3)	2Q26	—	40	—
Norristown, Pennsylvania	3Q26	—	50	—
San Antonio, Texas	4Q26	—	50	—
Bangor, Maine	4Q26	—	50	—
Avondale, Arizona	4Q26	—	60	—
Wesley Chapel, Florida		—	—	50
St. George, Utah		—	—	50
Apollo Beach, Florida		—	—	50
Haslet, Texas		—	—	50
North Las Vegas, Nevada		—	—	50
Palm Beach Gardens, Florida		—	—	50
Remote and satellite hospitals (included in bed additions)(1)
Cleveland, Tennessee		—	40	—
Other bed additions		~127	150 - 200	150 - 200
(1) Opening dates are tentative
(2) Opened in October 2025
(3) Expected joint venture
We also continued our shareholder distributions during the nine months ended September 30, 2025 through common stock repurchases and paying a quarterly cash dividend. For additional information see the “Liquidity and Capital Resources” section of this Item.
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
Under RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of Medicare claims submitted to demonstrate compliance with applicable requirements during the first six-month review period or cycle. We elected the pre-claim review option for our IRFs in Alabama for the first cycle. Under the pre-claim review choice, services can begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted, reviewed, and approved before the final claim is paid. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. The opt-out validation percentages for the second cycle was 85% and the third and fourth cycles were 90% or greater. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. Our claim validation rate for the first cycle ending in February 2024 exceeded the required 80% at our IRFs in Alabama. For the second cycle, which began on May 1, 2024, we elected not to opt out, so our IRFs in Alabama remained subject to the 100% pre-claim review. None of our IRFs in Alabama achieved the 85% claim validation rate for the second cycle ending in October 2024. In the third cycle, we again submitted 100% of review requests pre-claim. None of our IRFs in Alabama achieved the 90% claim validation rate for the third cycle ending in June 2025. We believe many of the non-affirmations in the second and third cycles were based on application of improper standards or requirements that directly conflict with the Medicare coverage criteria for IRFs. In the fourth cycle, we are again submitting 100% of review requests pre-claim. We have engaged, and will continue to engage, with the MAC and CMS to ensure the review process is consistent with existing rules, regulations and statutes. Given the inconsistent review process applied by the MAC across the previous three cycles, we cannot predict the impact, if any, RCD may have on the collectability of our Medicare claims over the program’s term and ultimately on our financial position, results of operations, and cash flows.
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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Medicare	64.1%	65.4%	65.2%	64.8%
Medicare Advantage	16.6%	16.4%	16.7%	16.9%
Managed care	11.1%	11.0%	10.8%	10.9%
Medicaid	3.4%	3.4%	3.1%	3.4%
Other third-party payors	0.7%	0.7%	0.6%	0.8%
Workers’ compensation	0.6%	0.5%	0.5%	0.5%
Patients	0.3%	0.3%	0.3%	0.3%
Other income	3.2%	2.3%	2.8%	2.4%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2024 Form 10‑K.

Our Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(In Millions, Except Percentage Change)
Net operating revenues	$1,477.5	$1,351.0	9.4%	$4,390.6	$3,968.2	10.6%
Operating expenses:
Salaries and benefits	784.8	732.1	7.2%	2,314.8	2,144.2	8.0%
Other operating expenses	231.1	202.4	14.2%	662.4	596.2	11.1%
Occupancy costs	14.9	14.4	3.5%	44.5	42.6	4.5%
Supplies	64.6	60.6	6.6%	189.9	176.7	7.5%
General and administrative expenses	56.1	54.0	3.9%	167.8	154.7	8.5%
Depreciation and amortization	82.4	78.4	5.1%	241.5	221.6	9.0%
Total operating expenses	1,233.9	1,141.9	8.1%	3,620.9	3,336.0	8.5%
Loss on early extinguishment of debt	—	0.4	(100.0)%	—	0.4	(100.0)%
Interest expense and amortization of debt discounts and fees	30.8	34.9	(11.7)%	93.0	104.4	(10.9)%
Other income	(5.9)	(9.3)	(36.6)%	(15.1)	(18.0)	(16.1)%
Equity in net income of nonconsolidated affiliates	(1.2)	(0.7)	71.4%	(3.5)	(2.8)	25.0%
Income from continuing operations before income tax expense	219.9	183.8	19.6%	695.3	548.2	26.8%
Provision for income tax expense	44.9	36.0	24.7%	137.5	112.6	22.1%
Income from continuing operations	175.0	147.8	18.4%	557.8	435.6	28.1%
Loss from discontinued operations, net of tax	(0.4)	(0.7)	(42.9)%	(1.8)	(3.2)	(43.8)%
Net income	174.6	147.1	18.7%	556.0	432.4	28.6%
Less: Net income attributable to noncontrolling interests	(48.1)	(38.9)	23.7%	(135.9)	(97.6)	39.2%
Net income attributable to Encompass Health	$126.5	$108.2	16.9%	$420.1	$334.8	25.5%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Salaries and benefits	53.1%	54.2%	52.7%	54.0%
Other operating expenses	15.6%	15.0%	15.1%	15.0%
Occupancy costs	1.0%	1.1%	1.0%	1.1%
Supplies	4.4%	4.5%	4.3%	4.5%
General and administrative expenses	3.8%	4.0%	3.8%	3.9%
Depreciation and amortization	5.6%	5.8%	5.5%	5.6%
Total operating expenses	83.5%	84.5%	82.5%	84.1%

Additional information regarding our operating results is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$1,427.3	$1,316.2	8.4%	$4,258.7	$3,864.4	10.2%
Outpatient and other	50.2	34.8	44.3%	131.9	103.8	27.1%
Net operating revenues	$1,477.5	$1,351.0	9.4%	$4,390.6	$3,968.2	10.6%
	(Actual Amounts)
Discharges	65,839	62,715	5.0%	196,061	184,659	6.2%
Net patient revenue per discharge	$21,679	$20,987	3.3%	$21,721	$20,927	3.8%
Outpatient visits	22,361	28,544	(21.7)%	63,913	87,600	(27.0)%
Average length of stay (days)	12.1	12.2	(0.8)%	12.1	12.2	(0.8)%
Occupancy %	76.2%	75.4%	1.1%	76.5%	74.7%	2.4%
# of licensed beds	11,352	11,041	2.8%	11,352	11,041	2.8%
Occupied beds	8,650	8,325	3.9%	8,684	8,248	5.3%
Full-time equivalents (FTEs) - internal	29,198	27,938	4.5%	28,851	27,481	5.0%
Contract labor FTEs	354	430	(17.7)%	370	438	(15.5)%
Total FTEs*	29,552	28,368	4.2%	29,221	27,919	4.7%
Employees per occupied bed	3.42	3.41	0.3%	3.36	3.38	(0.6)%
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
Net Operating Revenues
Our consolidated Net operating revenues increased during the three months ended September 30, 2025 compared to the same period of 2024 primarily due to increased volumes and favorable pricing. Discharge growth included a 2.9% increase in same-store discharges. Discharge growth from new stores during the three months ended September 30, 2025 compared to the same period of 2024 resulted from our joint ventures in Athens, Georgia (March 2025) and Fort Myers, Florida (May 2025), as well as our wholly owned hospitals in Johnston, Rhode Island (July 2024), Fort Mill, South Carolina (September 2024), Houston, Texas (November 2024), and Daytona Beach, Florida (July 2025). Growth in net patient revenue per discharge during the three months ended September 30, 2025 compared to the same period of 2024 primarily resulted from increase in reimbursement rates.
Growth in revenues, discharges, and net patient revenue per discharge during the nine months ended September 30, 2025 were impacted primarily by the same factors as discussed above for the third quarter of 2025. Discharge growth included a 3.8% increase in same-store discharges. Discharge growth from new stores during the nine months ended September 30, 2025 compared to the same period of 2024 also resulted from our joint ventures in Atlanta, Georgia (May 2024) and Louisville, Kentucky (June 2024), as well as our wholly owned hospital in Kissimmee, Florida (May 2024).

The increase in outpatient and other revenue during the three and nine months ended September 30, 2025 included an increase of $16.3 million and $30.1 million, respectively, in Medicaid supplemental payments (offset by an increase of $8.7 million and $25.1 million, respectively, in provider tax expenses included in Other operating expenses). Medicaid supplemental payments represent amounts received under state directed and supplemental payment programs associated with Medicaid. For additional information, see Item 1, Business, “Medicaid Reimbursement,” of the 2024 Form 10‑K.
Salaries and Benefits
Salaries and benefits increased during the three and nine months ended September 30, 2025 compared to the same periods of 2024 primarily due to salary and benefit cost increases for our employees and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. Salaries and benefits decreased as a percent of Net operating revenues during the three months ended September 30, 2025 compared to the same period of 2024 primarily due to decreases in both contract labor and sign-on and shift bonuses. Salaries and benefits decreased as a percent of Net operating revenues during the nine months ended September 30, 2025 compared to the same period of 2024 primarily due to a decline in EPOB and decreases in both contract labor and sign-on and shift bonuses.
Other Operating Expenses
Other operating expenses increased in terms of dollars and as a percent of Net operating revenues during the three and nine months ended September 30, 2025 compared to the same periods of 2024 primarily due to increased provider taxes and higher costs resulting from our development activities.
Other operating expenses during the nine months ended September 30, 2024 also included a $10.4 million impairment charge related to the closure of our joint venture inpatient rehabilitation hospital in Eau Claire, Wisconsin. In January 2024, we received notice that our joint venture partner intended to close its acute-care hospital in which our joint venture inpatient rehabilitation hospital was located. We closed that joint venture hospital in February 2024 and incurred a one-time impairment charge of $10.4 million. The impact to Net income attributable to Encompass Health during the nine months ended September 30, 2024 resulting from the impairment was $1.8 million after reductions for Net income attributable to noncontrolling interests of $7.3 million and the Provision for income tax expense of $1.3 million.
General and Administrative Expenses
General and administrative expenses increased during the three months ended September 30, 2025 compared to the same period of 2024 primarily due to higher contract services and software expenses. General and administrative expenses increased during the nine months ended September 30, 2025 compared to the same period of 2024 primarily due to higher incentive compensation, benefits, and software expenses. General and administrative expenses decreased as a percent of Net operating revenues during the three and nine months ended September 30, 2025 compared to the same periods of 2024 primarily due to higher volumes.
Depreciation and Amortization
Depreciation and amortization increased during the three and nine months ended September 30, 2025 compared to the same periods of 2024 due to our capital investments. See the “Executive Overview” section of this item for information related to our development activity. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three and nine months ended September 30, 2025 compared to the same periods of 2024 primarily due to the increase in Net operating revenues as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense increased during the three and nine months ended September 30, 2025 compared to the same periods of 2024 primarily due to higher Income from continuing operations before income tax expense.
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
In certain jurisdictions, we do not expect to generate sufficient income to use all available state net operating losses and foreign tax credits prior to their expiration. This determination is based on our evaluation of all available evidence in these jurisdictions including results of operations during the preceding three years, our forecast of future earnings, and prudent tax planning strategies. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable tax jurisdiction, if the timing of future tax deductions differs from our expectations, or pursuant to changes in state and foreign tax laws and rates.
See Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2024 Form 10‑K.
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during the three and nine months ended September 30, 2025 compared to the same periods of 2024 resulted from increased profitability from certain existing joint venture hospitals. Net income attributable to noncontrolling interests during the nine months ended September 30, 2024 included the impact from the impairment related to the closure of our joint venture hospital in Eau Claire, Wisconsin in February 2024, as discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility.
The objectives of our capital structure strategy are to ensure we maintain adequate liquidity and flexibility. Pursuing and achieving those objectives allow us to support the execution of our operating and strategic plans and weather temporary disruptions in the capital markets and general business environment. Maintaining adequate liquidity is a function of our unrestricted Cash and cash equivalents and our available borrowing capacity. Maintaining flexibility in our capital structure is a function of, among other things, the amount of debt maturities in any given year, the options for debt prepayments without onerous penalties, and limiting restrictive terms and maintenance covenants in our debt agreements. Consistent with these objectives, in September 2025, we redeemed the remaining $100 million of the outstanding principal balance of our 5.75% Senior Notes due 2025 at maturity using cash on hand and capacity under our revolving credit facility.
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

Current Liquidity
As of September 30, 2025, we had $48.7 million in Cash and cash equivalents. This amount excludes $45.0 million in Restricted cash and $139.8 million of restricted marketable securities ($34.1 million included in Other current assets and $105.7 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Marketable Securities, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2024 Form 10‑K.
In addition to Cash and cash equivalents, as of September 30, 2025, we had approximately $873 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of September 30, 2025, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended September 30, 2025, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2027, and our bonds all mature in 2028 and beyond. See Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements, for additional information related to our debt. Also, see the “Contractual Obligations” section below for information related to our contractual obligations as of September 30, 2025.
See the “Results of Operations” section above for information related to our estimated cash tax savings in 2025 resulting from the OBBBA. For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2024 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$829.6	$724.0
Net cash used in investing activities	(525.2)	(449.6)
Net cash used in financing activities	(333.8)	(179.7)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(29.4)	$94.7
Operating activities. The increase in Net cash provided by operating activities for the nine months ended September 30, 2025 compared to the same period of 2024 primarily resulted from an increase in Net income which was driven by growth in Net operating revenues.
Investing activities. The increase in Net cash used in investing activities during the nine months ended September 30, 2025 compared to the same period of 2024 primarily resulted from increased Purchases of property, equipment, and intangible assets.
Financing activities. The increase in Net cash used in financing activities during the nine months ended September 30, 2025 compared to the same period of 2024 primarily resulted from lower Contributions from noncontrolling interests of consolidated affiliates and higher Repurchases of common stock, including fees and expenses, partially offset by lower net debt payments. Contributions from noncontrolling interests of consolidated affiliates during the nine months ended September 30, 2024 included approximately $90 million from Piedmont Healthcare. See Note 1, Basis of Presentation, “Noncontrolling Interests in Consolidated Affiliates,” to the accompanying condensed consolidated financial statements, for additional information on this transaction. For additional information related to our stock repurchases, see “Authorizations for Returning Capital to Stakeholders” section below. For additional information on our net debt payments, see Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2024 Form 10‑K.
Contractual Obligations
Our consolidated contractual obligations as of September 30, 2025 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding finance lease obligations (a)	$2,052.1	$13.2	$2,038.9
Revolving credit facility	80.0	—	80.0
Interest on long-term debt (b)	388.5	103.7	284.8
Finance lease obligations (c)	423.2	47.4	375.8
Operating lease obligations (d)	314.0	43.1	270.9
Purchase obligations (e)	226.8	65.0	161.8
Total	$3,484.6	$272.4	$3,212.2
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
(b)    Interest on our fixed rate debt is presented using the stated interest rate. Interest on our variable rate debt is estimated using the rate in effect as of September 30, 2025. Interest pertaining to our bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations.
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2025, we made capital expenditures of approximately $507 million for property, equipment, and intangible assets. During 2025, we expect to spend approximately $785 million to $820 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $215 million to $225 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects. At September 30, 2025, we have projects under construction which have an estimated additional cost to complete over the next two years of approximately $424 million. We expect to fund capital expenditures using cash on hand and borrowings under our revolving credit facility.

Authorizations for Returning Capital to Stakeholders
In October 2024, February 2025, and May 2025, our board of directors declared cash dividends of $0.17 per share that were paid in January 2025, April 2025, and July 2025, respectively. On July 24, 2025, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.19 per share, that was paid on October 15, 2025 to stockholders of record on October 1, 2025. On October 23, 2025, our board of directors declared a cash dividend of $0.19 per share, payable on January 15, 2026 to stockholders of record on January 2, 2026. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
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
In 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which has been amended from time to time. Most recently, on July 24, 2024, our board approved resetting the aggregate common stock repurchase authorization to $500 million. As of September 30, 2025, approximately $408 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2025, we repurchased 0.8 million shares of our common stock in the open market for $81.7 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $1 billion revolving credit facility. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
Supplemental Guarantor Financial Information
Our indebtedness under our credit agreement and the 4.50% Senior Notes due 2028, 4.75% Senior Notes due 2030, and 4.625% Senior Notes due 2031, (collectively, the “Senior Notes”) are guaranteed by certain consolidated subsidiaries. These guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. The Senior Notes are guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt. The other subsidiaries of Encompass Health do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-guarantor subsidiaries”).

Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries.

Nine Months Ended September 30, 2025
(In Millions)
Net operating revenues	$2,737.8
Intercompany revenues generated from non-guarantor subsidiaries	82.1
Total net operating revenues	$2,819.9

Operating expenses	$2,364.2
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	31.3
Total operating expenses	$2,395.5

Income from continuing operations	$255.9
Net income	$254.1
Net income attributable to Encompass Health	$254.1

	As of September 30, 2025	As of December 31, 2024
	(In Millions)
Total current assets	$590.7	$609.5

Property and equipment, net	$2,655.2	$2,393.6
Goodwill	893.2	893.2
Intercompany receivable due from non-guarantor subsidiaries	79.1	47.4
Other noncurrent assets	509.5	490.9
Total noncurrent assets	$4,137.0	$3,825.1

Total current liabilities	$577.3	$677.3

Long-term debt, net of current portion	$2,328.8	$2,273.3
Other noncurrent liabilities	343.8	336.1
Total noncurrent liabilities	$2,672.6	$2,609.4
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
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$829.6	$724.0
Interest expense and amortization of debt discounts and fees	93.0	104.4
Gain on sale of investments, excluding impairments	6.2	5.8
Equity in net income of nonconsolidated affiliates	3.5	2.8
Net income attributable to noncontrolling interests in continuing operations	(135.9)	(97.6)
Amortization of debt-related items	(7.2)	(7.3)
Distributions from nonconsolidated affiliates	(1.4)	(3.1)
Current portion of income tax expense	134.3	110.5
Change in assets and liabilities	9.6	(19.1)
Cash used in operating activities of discontinued operations	2.5	3.7
Asset impairment impact on noncontrolling interests	—	(7.3)
Change in fair market value of marketable securities	(2.1)	(2.7)
Other	0.2	—
Adjusted EBITDA	$932.3	$814.1

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$174.6	$147.1	$556.0	$432.4
Loss from discontinued operations, net of tax, attributable to Encompass Health	0.4	0.7	1.8	3.2
Net income attributable to noncontrolling interests included in continuing operations	(48.1)	(38.9)	(135.9)	(97.6)
Provision for income tax expense	44.9	36.0	137.5	112.6
Interest expense and amortization of debt discounts and fees	30.8	34.9	93.0	104.4
Depreciation and amortization	82.4	78.4	241.5	221.6
Loss on early extinguishment of debt	—	0.4	—	0.4
Loss on disposal or impairment of assets	1.9	0.6	2.4	11.3
Stock-based compensation	14.3	12.9	38.1	35.8
Asset impairment impact on noncontrolling interests	—	—	—	(7.3)
Change in fair market value of marketable securities	(1.1)	(2.8)	(2.1)	(2.7)
Adjusted EBITDA	$300.1	$269.3	$932.3	$814.1
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2025 that have a material effect on our Internal Control over Financial Reporting.

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
The following table summarizes our repurchases of equity securities during the three months ended September 30, 2025:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2025	194,916	$112.94	194,323	411,449,308
August 1 through August 31, 2025	26,978	110.87	26,978	408,458,233
September 1 through September 30, 2025	—	—	—	408,458,233
Total	221,894	112.69	221,301
(1)Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table. In July, 593 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	October 31, 2025