Form 10-K
period 2025-12-31
Encompass Health Corp
filed 2026-02-26
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☒        Accelerated filer ☐        Emerging growth company ☐
    Non-Accelerated filer ☐        Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $12.2 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 99,416,162 shares of common stock of the registrant outstanding, net of treasury shares, as of February 12, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2026 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

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
•Efforts to reduce payments to healthcare providers undertaken by third-party payors and conveners, including restrictive coverage determinations by Medicare Advantage plans during the pre-authorization process, could adversely affect our revenues or profitability.
•Medicare quality reporting requirements could adversely affect our operating costs or Medicare reimbursement.
•Changes in our payor mix or the acuity of our patients could reduce our revenues or profitability.
Other Regulatory Risks
•Changes in the rules and regulations of the healthcare industry at the federal, state or local levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the re-basing of payment systems, the introduction of value-based payment models, and other payment system reforms) could decrease revenues and increase the costs of complying with the rules and regulations.
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
•Regulatory and other efforts to promote a transition to a lower-carbon economy may result in operational and financial challenges for us.
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
iii

PART I
Item 1.Business
Overview of the Company
General
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment, using advanced technology and intensive therapy, on an inpatient basis for patients recovering from a major injury or illness and seeking to regain functional ability, independence and quality of life. We operate hospitals in 39 states and Puerto Rico, with concentrations in Florida and Texas. As of December 31, 2025, we operated 173 inpatient rehabilitation hospitals. We are committed to delivering high-quality, cost-effective patient care. For 2025, we were named America’s Most Awarded Leader in Inpatient Rehabilitation by Newsweek and Statista and ranked among Fortune’s World’s Most Admired Companies™ and Forbes’ Most Trusted Companies in America.
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
The table below provides selected operating and financial data.

	As of or for the Year Ended December 31,
	2025	2024	2023
Consolidated data:	(Actual Amounts)
Inpatient rehabilitation:
Number of hospitals	173	166	161
Discharges	263,299	248,498	229,480
Number of licensed beds	11,465	11,094	10,778

Net operating revenues:		(In Millions)
Inpatient	$5,756.3	$5,230.5	$4,693.8
Other	178.9	142.7	107.4
Total	$5,935.2	$5,373.2	$4,801.2
Our inpatient rehabilitation hospitals offer specialized rehabilitative care across an array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. As participants in the Medicare program, our hospitals must be licensed and certified and otherwise comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement” section. Substantially all (92%) of the patients we serve are admitted from acute-care hospitals following physician referrals for specific acute inpatient rehabilitative care. Most of those patients have experienced significant physical or cognitive disabilities or injuries due to medical conditions, such as strokes, hip fractures, and a variety of debilitating neurological conditions, that are generally nondiscretionary in nature and require rehabilitative healthcare services in a facility-based setting. Our teams of highly skilled nurses and physical, occupational, and speech therapists utilize proven technology and clinical protocols with the objective of restoring our patients’ physical and cognitive abilities. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers and other clinical staff monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leverages innovative technologies and advanced therapies and achieves superior outcomes.
Strategy and Strategic Priorities
Our strategy is to expand our network of inpatient rehabilitation hospitals, add capacity to existing hospitals, further strengthen our relationships with healthcare systems, provider networks, and payors in order to connect patient care across the healthcare continuum, and to deliver superior patient outcomes in a cost-effective manner. We believe this strategy, along with our demonstrated ability to adapt to changes in healthcare, positions us for success in the evolving healthcare delivery system. In pursuit of our strategy, we established the following priorities.
•Growth. We actively pursue capacity expansions through the development of new inpatient rehabilitation hospitals and additions to existing hospitals each year. In addition, our same store hospitals have other organic growth opportunities, including secular shifts in aging demographic populations, the ability to capture market share, and the maturation of newly opened locations.
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
Given the significant number of stroke patients in need of post-acute care, we will continue working to build our stroke market share. As of December 31, 2025, 148 of our 173 hospitals held stroke-specific certifications that required us to demonstrate effective use of evidence-based clinical practice guidelines to manage and optimize stroke care and an organized approach to performance measurement and evaluation of clinical outcomes.
We will continue to develop and implement post-acute solutions that allow us to apply our clinical expertise, large post-acute datasets, electronic medical record technologies, and strategic partnerships to drive improved patient outcomes and lower the cost of care across the entire post-acute episode. The evolution of artificial intelligence capabilities has the potential to amplify the impact and efficiency of these solutions.
We will seek to expand efforts and initiatives to recruit and retain a qualified clinical workforce. For additional discussion of some of these initiatives, see the “Human Capital Management” section below.
•Capital Structure. We seek to maintain balance sheet flexibility, consider opportunistic refinancings and augment returns from investments in operations with shareholder distributions via common stock dividends and repurchases of our common stock. Our debt portfolio is concentrated in long-dated fixed-rate debt. Our free cash flow is the primary source of funding for the considerable investment in our de novo and bed addition growth plans. As an additional source of liquidity, we can access our $1 billion revolving credit facility of which $824 million was available for borrowing as of December 31, 2025. Our strong balance sheet as well as our leverage and liquidity profiles mitigate exposure to interest rate volatility and near-term refinancing risks.
For additional discussion of our strategic priorities as well as progress toward our priorities in 2025, including operating results, growth, and shareholder distributions, and our business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” “Results of Operations,” and “Liquidity and Capital Resources.”
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

•Change Agility. We have a demonstrated ability to adapt in the face of numerous and significant regulatory, legislative, and operating environment changes. We believe our consistent and disciplined operating model allows us to be nimble and responsive to change as we have shown following a number of significant changes to our Medicare payment system.
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
•Clinical Expertise and High-Quality Outcomes. We have extensive clinical experience from which we have developed standardized best practices and protocols. We believe these clinical best practices and protocols, particularly as leveraged with our well-trained clinicians and industry-leading technology, help ensure the delivery of consistently high-quality healthcare services, reduced inefficiencies, and improved performance across a spectrum of operational areas. Currently, we operate 149 hospitals that hold one or more Joint Commission Disease-Specific Care Certifications, such as stroke rehabilitation, hip fracture rehabilitation, brain injury rehabilitation, amputee rehabilitation, Parkinson’s Disease rehabilitation, and spinal cord injury rehabilitation certification.
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
•Financial Resources. We have a proven track record of generating strong cash flows from operations that have allowed us to successfully pursue our growth strategy, manage our financial leverage, and make complementary shareholder distributions. As of December 31, 2025, we have a strong, well-capitalized balance sheet, including ownership of approximately 79% of our hospital real estate, no significant debt maturities until 2028, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our business strategy.
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
Competition
The inpatient rehabilitation industry, outside of our leading position, is highly fragmented. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, most of which are within acute-care hospitals, in the markets we serve. An acute-care hospital operating its own unit, particularly one owned or operated by a large public company or not-for-profit that has a dominant position in the local market, can be a formidable competitor because 92% of our patients come from acute-care hospitals. There are several privately held companies offering post-acute rehabilitation services that compete with us in select geographic markets. In addition, there is a public company that is primarily focused on other post-acute care services but also operates 38 inpatient rehabilitation hospitals across the country. Other providers of post-acute care services compete for some rehabilitation patients. For example, nursing homes may market themselves as offering certain rehabilitation services, particularly to patients not in need of intensive rehabilitation therapy, even though those nursing homes are not required to offer the same level of care and are not licensed as hospitals. The competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payors and the acute-care hospitals, physicians, or other referral sources in the market, and the regulatory barriers to entry in certificate of need states. The ability to work as part of an integrated delivery payment model with other providers, including the ability to deliver quality patient outcomes and cost-effective care, could become an increasingly important factor in competition if a significant number of people in a market are participants in one or more of these models. See the “Regulation—Relationships with Physicians and Other Providers” and “Regulation—Certificates of Need” sections below for further discussion of some of these factors. For a list of our inpatient rehabilitation markets by state, see the table in Item 2, Properties.
Patients and Demographic Trends
Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to continue to grow for the foreseeable future. More specifically, the average age of our Medicare patients is approximately 77, and the population group of age 75 and over is expected to grow at approximately 4% per year through 2030. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, inpatient rehabilitation services.
Despite the growing demand for inpatient rehabilitation services, the number of inpatient rehabilitation facilities (“IRFs”) has remained relatively stable — decreasing slightly from 1,179 in 2010 to 1,170 in 2024. This supply-demand imbalance is partly responsible for a relatively low conversion rate of inpatient rehabilitation eligible patients. Within our markets, we believe the percentage of patients who are discharged from acute-care hospitals with one or more of 13 specified medical conditions that The Centers for Medicare & Medicaid Services (“CMS”) ties to IRF eligibility and subsequently admitted to an IRF is approximately 15% based on Medicare fee-for-service data, which is the only publicly available data on the subject. To respond to the strong demand for our services, we continue to develop our current markets through bed additions and construct or acquire hospitals in new markets. Since 2012, we have opened or acquired 78 new hospitals and increased the number of licensed beds we operate by approximately 72%, or 4,809 beds.
Human Capital Management
Workforce Composition
As of December 31, 2025, we employed over 42,000 individuals. In the healthcare services sector, many professionals, such as nurses, desire flexible work arrangements. Accordingly, part-time and per diem employees represent a large percentage of our employee population. Except for 50 employees at one hospital (approximately 14% of that hospital’s workforce), none of our employees are represented by a labor union as of December 31, 2025. The chart below includes a breakdown of our employees.

Type	Employees
Full-time Employees	24,611
Part-time Employees	3,322
Pool/Per-diem Employees	14,367
In some markets, the shortage of clinical personnel is a significant operating issue facing healthcare providers. Shortages of nurses and other clinical personnel, including therapists, may, from time to time, require us to increase use of more costly temporary personnel, which we refer to as “contract labor,” and other types of premium pay programs. To recruit and retain those clinical employees, we maintain a total rewards program that we view as a combination of the tangible components of pay and benefits with the intangible components of a culture that encourages learning, development, and a supportive work environment. We believe our outstanding employee engagement scores, discussed below, evidence that our human capital management efforts have been successful. We focus on the following strategic human capital imperatives:
•Emphasizing talent acquisition, development, and retention;
•Maintaining competitive compensation and benefit programs that reward and recognize employee performance; and

•Fostering a strong culture that values inclusion and diversity.
Emphasizing Talent Acquisition, Development, and Retention
Talent Acquisition
Our Company is focused on attracting and hiring qualified talent through a disciplined, enterprise-wide talent acquisition strategy and a streamlined recruitment process. Talent acquisition efforts are centrally coordinated and aligned to support the organization’s growth, operational needs, and long-term workforce sustainability across all markets.
Our recruitment model is organized across five primary areas: hospital leadership recruitment, regional hospital recruitment, de novo hospital openings, corporate recruitment, and talent attraction and recruitment marketing. This structure allows for both specialization and consistency, ensuring clinical and non-clinical roles are supported with dedicated expertise while maintaining standardized processes and compliance across the organization.
To strengthen the clinical hiring pipelines, we actively invest in national and local talent engagement efforts. We participate in multiple large, discipline-specific national conferences focused on the therapy and nursing professions. These conferences enhance our visibility among experienced clinicians, support employer brand awareness, and provide opportunities to engage with prospective candidates aligned with inpatient rehabilitative care delivery.
In addition to hiring experienced clinicians and professionals, we maintain a strong focus on early-career talent development. We actively recruit therapy and nursing students through structured relationships with academic institutions and training programs. These efforts include engagement with students completing clinical rotations and fieldwork at our hospitals, as well as outreach to local schools within the communities we serve. This approach allows candidates to gain exposure to inpatient rehabilitation while creating a sustainable pipeline of future clinical talent.
We maintain a dedicated recruitment team focused exclusively on staffing new hospital openings. For de novo hospitals, we utilize a centralized and repeatable talent attraction and hiring process, including coordinated marketing across multiple digital media channels and close collaboration with hospital leadership teams. This approach supports timely hiring, onboarding, and workforce readiness in advance of opening timelines and has been successfully deployed across multiple new hospital launches.
This year, we expanded our corporate relationships with universities to include schools outside of the state of Alabama. We hosted the Florida A&M School of Allied Health Sciences Research Day Reception which allowed us to connect with over 100 physical therapy and occupational therapy students and career professionals. Through these combined strategies, our talent acquisition function supports operational excellence, growth initiatives, and workforce stability while reinforcing our commitment to attracting and developing high-quality talent across the organization.
Training and Development
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
•Tuition Reimbursement/Scholarship Programs. Employees also have the opportunity to advance their education through our tuition reimbursement and scholarship programs. We reimbursed over $4.6 million in tuition and paid over $1.1 million toward employees’ student loan debt in 2025.
•Academic Endowments. We fund several scholarships for deserving students pursuing degrees in nursing and allied health fields.
•Therapy Grants. We fund research projects to investigate the impact and effectiveness of therapy in the inpatient rehabilitation setting. In recent years, we have funded studies and research on topics ranging from caregiver education to the effectiveness of occupation-centered interventions. The program is open to qualified candidates, including employees.

•Other Employee Development Programs:
–career ladders, discussed further below, that offer paths to develop, demonstrate, and be rewarded for expanded responsibility in nursing, therapy, case management, and information technology support;
–national certification program that provides preparation courses, test reimbursement, and additional compensation for nurses who obtain the certified rehabilitation registered nurse certification through the American Nurses Credentialing Center;
–nurse leadership academy workshops offered for mid-level nursing leadership positions to grow and empower the next generation of nursing leaders;
–online development library that provides access to a wide range of readily available internal and external content on many topics important for success in current or desired jobs;
–developing future leaders program that develops nurses and therapists for supervisory positions and develops nurse and therapy supervisors for higher level positions;
–leadership precepting that provides new leaders 6-12 months of structured mentoring from experienced, high-performing peers;
–leadership coaching that provides six months of executive coaching to high performing leaders; and
–developing future CEO program that provides 18-24 months of intensive on-the-job experience to develop participants for future hospital chief executive officer openings; and
–executive mentorship program that offers structured executive mentorship opportunities to support leadership development, knowledge sharing, and employee engagement and to strengthen leadership capability, reinforce organizational values, and support retention through professional growth and development.
To further aid in employee development, we have invested in best-in-class technology to offer on-demand learning and development programs.
Retention
We track and measure therapist and nurse turnover for our full-time employees on a quarterly and annual basis to identify significant trends and outliers, but we do not believe comparisons of our data to external turnover benchmarks are a valid representation, as they do not account for the variations in survey data across markets, hospital sizes, practice settings, and practice specialties. The table below shows those turnover rates for 2025 and 2024.

	2025	2024
Therapist	7.8%	7.7%
Nurse	20.2%	20.4%
We support employee retention and foster long‑term professional growth through well‑defined career ladder programs for key roles, such as nurse and therapist, across the organization. These programs outline clear pathways for building skills, expanding responsibilities, and advancing internally. Employees who participate in these programs consistently demonstrate significantly higher retention rates, underscoring the value of structured development in sustaining a committed workforce. By investing in transparent growth opportunities, we promote higher employee engagement, support internal mobility, and cultivate a workforce of individuals who can grow with us over the course of their careers.
Succession Planning
We maintain succession plans for key leadership roles across the organization, including executive leadership positions. Our succession planning approach is designed to support leadership continuity and long-term organizational stability through regular talent reviews, assessment of leadership readiness, and identification of internal development opportunities. These efforts are supported by ongoing leadership development, targeted learning experiences, and executive-level oversight to ensure we are prepared to meet future leadership needs.

Maintaining Competitive Compensation and Benefits
Maintaining competitive compensation and benefit programs that reward and recognize employee performance furthers our goal to attract, retain, and motivate employees who will help us deliver high-quality patient care. We are also committed to providing comprehensive benefit options that will allow our employees and their families to live healthier and more secure lives. In our compensation and benefit programs:
•we provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;
•we engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our compensation and benefit programs, to provide benchmarking against our peers within the industry and by specific market, and to recommend design elements for those programs;
•we base annual increases and incentive compensation on merit, which is communicated to employees through our talent management process as part of our annual review procedures;
•all full-time and most part-time employees are eligible for health insurance (including mental health coverage), paid and unpaid leaves, a retirement plan, a wellness program, telemedicine, tuition reimbursement, an employee assistance program, and life and disability/accident coverage;
•we provide an employer match on retirement plan contributions;
•we also offer a wide variety of voluntary benefits that allow employees to select the options that meet their needs, including pre-paid legal services, dental insurance, vision insurance, hospital indemnity insurance, accident insurance, critical illness insurance, supplemental life insurance, disability insurance, health savings accounts, flexible spending accounts, auto/home insurance, and identity theft insurance;
•we have various year-long, quarterly, and short-term incentive plans for field leadership, most marketing/sales employees, and executives; and
•we make annual grants of restricted stock to employees at various levels, including non-executive management, to foster a strong sense of ownership and align the interests of management with those of our stockholders.
Fostering a Strong Culture
Inclusion and Cultural Education
For 2025, we focused on centralizing inclusion and cultural programming and providing education our employees need to care for our patients. Our cultural awareness programs are centered around quality and clinical excellence to ensure our employees are supported and trained to meet the culturally unique needs of our patients. As a result of this training and other initiatives, the organization improved on the employee engagement survey score relating to culturally competent patient care. This engagement measure is significant from a company perspective because we see a positive correlation around the question of “Our company equips me/staff with the resources to deliver Culturally Competent Care to our patients” and our net promotor score which measures patient satisfaction.
We believe training our managers and supervisors to lead diverse teams is another important component of ensuring our employees feel supported and valued. Our “People Managers” training series is a structured training program that allows our leaders to gain skills needed to navigate common workplace situations that have an impact on culture and engagement. The topics covered in over 90% of our hospitals in 2025 included managing change among cultural differences and navigating staff and patient conflicts related to courtesy and respect.

Employee Engagement
Employee engagement is a key driver of retention. We conduct an annual employee engagement survey open to all our employees, helping us to gauge employee satisfaction with and commitment to their jobs. In 2025, 85% of our eligible permanent employees participated in the survey, which measures perceptions based on 38 questions from the categories listed below. The overall Company engagement score was 84.2% favorable, representing a small increase over 2024. In 2025, we exceeded the healthcare benchmark in all of the 10 categories (by an average 12.1%):

•ethics and compliance	•teamwork
•culture of safety	•engagement
•inclusion and diversity	•culture of trust
•work environment	•individual value
•leadership	•communication
Furthermore, some hospitals participate in a 5-item pulse engagement survey mid-year to gain feedback on their engagement action plans. Pulse surveys allow us to target and achieve improved engagement scores at the hospital level.
Our shared values provide the foundation for how we engage, develop, and support employees across the organization. Those values are reinforced through leadership development, training, and ongoing communication and guide leadership expectations, collaboration, accountability, and a commitment to patient-centered care. Employee engagement surveys and pulse surveys are used as tools to assess alignment of employee experience with our shared values and to inform action planning at both the local and enterprise levels.
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
Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities—change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities—to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For more in-depth discussion of the primary challenges and risks related to our business, particularly the changes in Medicare reimbursement, increased compliance and enforcement burdens, and other changes to our operating environment resulting from healthcare regulatory changes, see “Sources of Revenues—Medicare Reimbursement” and “Regulation” below in this section as well as Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
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
The sources and relative mix of our revenues for the last three years are:

	For the Year Ended December 31,
	2025	2024	2023
Medicare	65.4%	65.1%	65.0%
Medicare Advantage	16.4%	16.8%	16.2%
Managed care	10.7%	10.8%	11.1%
Medicaid	3.1%	3.3%	4.0%
Other third-party payors	0.7%	0.8%	0.9%
Workers' compensation	0.5%	0.5%	0.5%
Patients	0.3%	0.3%	0.3%
Other income	2.9%	2.4%	2.0%
Total	100.0%	100.0%	100.0%
Medicare Reimbursement
Medicare is a federal program that provides hospital and medical insurance benefits to persons aged 65 and over, qualified disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare providers, facilities, and services. Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises the United States Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). MedPAC also makes recommendations on regulatory actions to CMS. Neither Congress nor CMS is obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance either will adopt MedPAC’s recommendations in a given year. However, MedPAC’s recommendations have, and could in the future, become the basis for subsequent legislative or, as discussed below, regulatory action affecting us.
The Medicare statutes are subject to change from time to time. With respect to Medicare reimbursement, the Patient Protection and Affordable Care Act (the “ACA”) provided for specific reductions to healthcare providers’ annual market basket updates and other payment policy changes. In August 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers to reduce deficit spending. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through the first five months of fiscal year 2033 unless Congress and the President take further action. Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit in the federal budget, Statutory PAYGO requires OMB to order sequestration of Medicare, which could result in Medicare program payments reductions of up to four percent. In the future, concerns about the federal deficit, national debt levels and the solvency of the Medicare trust fund could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. Healthcare will be the subject of significant regulatory and legislative changes regardless of the party in control of the executive and legislative branches of state and federal governments.
CMS regularly modifies Medicare regulations, including reimbursement methodologies and rates. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates for prospective payment systems, including the IRF-PPS, by what is commonly known as a “market basket update.” CMS may take other regulatory action affecting rates as well. For example, under the ACA, CMS requires IRFs to submit data on certain quality of care measures for the IRF quality reporting program. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in a subsequent Medicare fiscal year. IRFs began submitting quality data to CMS in October 2012. Subject to its statutory authority, CMS may also make non-rate changes to the prospective payment system. For example, CMS changed the IRF-PPS, effective October 1, 2019, to replace the FIM™ assessment instrument with new patient assessment measures, which we refer to as “Section GG functional measures” or “Section GG” based on the designation CMS assigned to them. Section GG affects patients’ classification into case-mix groupings, relative weights, and length-of-stay values under the IRF-PPS, which in turn affect our reimbursement amounts. In some instances, CMS’s modifications can have a substantial impact on healthcare providers.
We cannot predict the adjustments to Medicare payment systems Congress or CMS may make in the future. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. Any additional downward adjustment to rates or limitations on reimbursement for the types of facilities we operate and services we provide could have a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of the risks associated with our concentration of revenues from the federal government or with potential changes to the statutes or regulations governing Medicare reimbursement, see Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
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

As noted above, our inpatient rehabilitation hospitals receive a fixed payment reimbursement amount per discharge under the IRF-PPS based on the patient’s rehabilitation impairment category and other characteristics and conditions identified by the attending clinicians. To qualify for reimbursement under the IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening and individual treatment planning, which delineate the role of physicians in ordering and overseeing patient care. For example, physicians must approve patient admissions and, in doing so, determine that the treatment of the patients in an IRF setting is reasonable and medically necessary. A rehabilitation physician must then conduct face-to-face visits with the patients at least three days per week throughout the IRF stay. Also, patients admitted to IRFs must be able to tolerate a minimum of three hours of therapy per day for five days per week, and IRFs must have a registered nurse available 24 hours, each day of the week.
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
On July 31, 2024, CMS released its notice of final rulemaking for fiscal year 2025 IRF-PPS (the “2025 IRF Rule”). The 2025 IRF Rule implemented a net 3.0% market basket increase (market basket update of 3.5% reduced by a productivity adjustment of 0.5%) effective for discharges between October 1, 2024 and September 30, 2025. The 2025 IRF Rule also included changes that impacted our hospital-by-hospital base rate for Medicare reimbursement. Such changes included, but were not limited to, revisions to the wage index and labor-related share values, updates to outlier payments, and updates to the case-mix group relative weights and average lengths of stay values.
On August 1, 2025, CMS released its notice of final rulemaking for fiscal year 2026 IRF-PPS (the “2026 IRF Rule”). The 2026 IRF Rule implemented a net 2.6% market basket increase (market basket update of 3.3% reduced by a productivity adjustment of 0.7%) effective for discharges between October 1, 2025 and September 30, 2026. The 2026 IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index, updates to outlier payments, and updates to the case-mix group relative weights and average lengths of stay values. Based on our analysis which utilizes the acuity of our patients annualized over the twelve-month period ended June 30, 2025, our experience with outlier payments over that same time frame, and other factors, we believe the 2026 IRF Rule will result in a net increase to our Medicare payment rates of approximately 2.9% effective October 1, 2025.
Unlike our inpatient services, our outpatient services are primarily reimbursed under the Medicare Part B physician fee schedule. On October 31, 2025, CMS released its final notice of rulemaking for the payment policies under the physician fee schedule and other revisions to Part B policies for calendar year 2025. The updates to the fee schedule are not expected to be material to us.
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
Medicare Advantage, Managed Care and Other Discount Plans
We negotiate payment rates with certain large group purchasers of healthcare services, including Medicare Advantage plans, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. In 2025, typical rate increases for our contracts ranged from 2-4%. We cannot provide any assurance we will continue to receive increases in the future. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.
As the percentage of Medicare-eligible beneficiaries choosing Medicare Advantage over traditional Medicare has grown, we have seen the percentage of our revenue derived from Medicare Advantage payors grow. In 2025, approximately 54% of Medicare beneficiaries enrolled in Medicare Advantage plans. This percentage has steadily increased over time since 2003. The Congressional Budget Office projects that the share of all Medicare beneficiaries enrolled in Medicare Advantage plans will rise to about 64% by 2034. We expect the percentage of our total revenues attributable to Medicare Advantage plans to continue to grow over time as well. Typically, Medicare Advantage and other managed care plans reimburse us less than traditional Medicare for the same type of care and patient, but that differential has been shrinking in recent years.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Some states pay providers additional amounts to supplement Medicaid reimbursement related to the care of individual Medicaid beneficiaries. These additional payments, which vary by state, may be in the form of directed payments made through Medicaid managed care plans or other supplemental payment programs. Some states impose provider taxes in the form of licensing fees, assessments, or other mandatory payments related to the provision of healthcare services in those states, which are used to fund a portion of the non-federal share of payments to providers. We record state directed and supplemental payments in the other component of Net operating revenues and provider tax expenses in Other operating expenses.
State Medicaid programs are subject to various federal regulations governing any provider tax and related directed and supplemental payment programs. In May 2024, CMS issued a final rule related to Medicaid managed care programs that addressed state directed payment programs and imposed new requirements for these programs. The various elements of the rule take effect between its issuance and early 2028. Ultimately, this rule could result in significant changes to state directed and supplemental payment programs from which we receive payments. However, a federal district court recently vacated portions of this rule following a legal challenge by the state of Texas. CMS appealed the decision, but the court enjoined enforcement of this rule while the appeal is pending.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains a range of healthcare-related provisions impacting coverage, financing, and provider reimbursement in state Medicaid programs. These provisions include enrollee work requirements, limitations on states’ ability to assess provider taxes to increase federal matching Medicaid funds, and limitations on states’ directed payments to providers. Most of these provisions take effect in 2027 or later and likely require additional federal and state regulatory action to implement.
It is possible that additional rulemaking could result in significant restructurings of existing state Medicaid programs, including provider tax and related directed and supplemental payment programs. State authorities design the structures and operations of these programs to promote access to acute-care hospitals for Medicaid patients by supplementing acute-care reimbursement. Historically, we are not aware of any IRFs playing a role in the design given the limited number of IRF Medicaid patients, so we are uncertain what attention state authorities will give to the effects of additional rulemaking on IRFs. We are unable to estimate the financial impact that structural modifications and other program changes, if any, may have on our Medicaid provider tax expenses or directed and supplemental payments. CMS periodically assesses the compliance of these programs, and CMS’s determination that a state’s program fails to comply may result in a decrease in state directed and supplemental payments and recoupment of prior payments under that state’s noncompliant program.
Historically, states experiencing shortfalls in their Medicaid budgets have implemented cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures by restricting or eliminating coverage of some services. On average, our reimbursement per discharge from Medicaid is lower than that from traditional Medicare, Medicare Advantage and other managed care payors. For the year ended December 31, 2025, Medicaid payments for specific discharges represented only 3.1% of our consolidated Net operating revenues, and Medicaid discharges represented 5.4% of our total inpatient discharges. For additional discussion of risks associated with Medicaid, see Item 1A, Risk Factors, “Reimbursement Risks.”

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
Regulation
The healthcare industry is subject to significant federal, state, and local regulation that affects our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our operations, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and controlling our growth. State and local healthcare regulation may cover additional matters such as nurse staffing ratios, healthcare worker safety, disclosure of charges for services provided, marijuana legalization, and assisted suicide. We are also subject to broader federal and state regulations that prohibit fraud and abuse in the delivery of healthcare services. Congress, HHS-OIG, and the DOJ have historically focused on fraud and abuse in healthcare. Since the 1980s, a steady stream of changes have stiffened criminal and civil penalties or made it easier for the DOJ to impose liability on companies and individuals. As a healthcare provider, we are subject to periodic audits, examinations and investigations conducted by, or at the direction of, government investigative and oversight agencies. Failure to comply with applicable federal and state healthcare regulations can result in a provider’s exclusion from participation in government reimbursement programs as well as subject a provider to substantial civil and criminal penalties.
We undertake significant effort and expense to provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations as well as applicable accreditation standards, which for most of our hospitals are those of The Joint Commission. Accredited hospitals are subject to periodic resurvey to ensure the standards are being met.
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
We maintain a comprehensive ethics and compliance program to promote conduct and business practices that meet or exceed requirements under laws, regulations, and industry standards. The program monitors the Company’s performance on, and raises awareness of, various regulatory requirements among employees and emphasizes the importance of complying with governmental laws and regulations. As part of the compliance program, we provide annual compliance training to our employees, Board members, medical directors, vendors, and other non-employees that operate within our hospitals. We require all employees to report any violations to their supervisor or another person of authority or through a toll-free telephone hotline. Another integral part of our compliance program is a policy of non-retaliation against employees who report compliance concerns.
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
In addition, inpatient rehabilitation hospitals must be certified by CMS to participate in the Medicare program and generally must be certified by state Medicaid agencies to participate in Medicaid programs. Certification and participation in these programs involve numerous regulatory obligations. For example, hospitals must treat at least 20 patients without reimbursement prior to certification and eligibility for Medicare reimbursement. Once certified by Medicare, hospitals undergo periodic on-site surveys and revalidations in order to maintain their certification. All of our inpatient hospitals participate in the Medicare program.
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
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or inpatient services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need,” or “CON,” law. As of December 31, 2025, approximately 36% of our licensed beds are in states or U.S. territories that have CON laws. CON laws require a reviewing authority or agency to determine the public need for additional or expanded healthcare facilities and services. These laws also generally require approvals for capital expenditures involving inpatient rehabilitation hospitals if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a CON. Where we are subject to a CON law, we must obtain the CON before acquiring, opening, reclassifying, or expanding a healthcare facility or starting a new healthcare program.

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
Because we have hundreds of thousands of claims a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error, cost reporting error or disagreement over physician medical judgment could result in significant damages and civil and criminal penalties under the FCA. Many states have also adopted similar laws relating to state government payments for healthcare services. The ACA amended the FCA to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitations on claims by the government. The federal government and individual relators have become increasingly aggressive in asserting that incidents of erroneous billing or record keeping represent FCA violations and in challenging the medical judgment of independent physicians as the basis for FCA allegations. In addition, the federal government has increasingly asserted that violations of laws not directly related to Medicare billing, such as anti-kickback and anti-discrimination laws, may give rise to FCA claims. Furthermore, well-publicized enforcement actions indicate that the federal government has increasingly sought to use statistical sampling to extrapolate allegations to larger pools of claims or to infer liability without proving knowledge of falsity of individual claims. A violation of the FCA by us could have a material adverse effect upon our business, financial position, results of operations, or cash flows. Even the assertion of a violation could have an adverse effect upon our stock price or reputation. For additional discussion, see Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” and Note 16, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
Relationships with Physicians and Other Providers
Anti-Kickback Law. Various state and federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the “Anti-Kickback Law”). The ACA amended the federal Anti-Kickback Law to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Law violations can be the basis for claims under the FCA. These changes and those described above related to the FCA, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. In addition to standard federal criminal and civil sanctions, including imprisonment and penalties of up to a $100,000 criminal fine and an approximately $128,000 civil penalty for each violation plus tripled damages for associated improper claims under the FCA, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. Federal civil penalties will be adjusted to account for inflation each year. HHS-OIG regulations itemize compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law. Those regulations provide for certain safe harbors for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions.
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
Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, radiology services, and home health services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing Medicare for those referred services. Violators of the Stark law and regulations may be subject to recoupments, civil monetary sanctions (up to approximately $32,000 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to approximately $211,000 for a circumvention scheme. Federal civil penalties will be adjusted to account for inflation each year. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.
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
HIPAA
The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare or Medicaid beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive a monetary reward for providing information on Medicare fraud and abuse that leads to the recovery of Medicare funds. Penalties for violations of HIPAA include civil and criminal monetary penalties. The United States Department of Health and Human Services Office of Civil Rights (“HHS-OCR”) implemented a permanent HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2025, we have not been selected for audit.
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
HHS-OCR is responsible for enforcing the requirement that covered entities notify the United States Department of Health and Human Services (“HHS”) and any individual whose protected health information has been improperly acquired, accessed, used, or disclosed. In certain cases, notice of a breach is required to be made to media outlets. The penalties for noncompliance may be up to approximately $73,000 per violation for most violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties start at approximately $73,000 per violation and are not subject to a per violation statutory maximum. Penalties are also subject to an annual cap of approximately $2,190,000 for multiple identical violations in a single calendar year depending on an entity’s level of culpability. Importantly, HHS-OCR has indicated that the failure to conduct a security risk assessment or adequately implement HIPAA compliance policies could qualify as willful neglect.
In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. Healthcare providers will continue to remain subject to many federal and state privacy-related laws, including but not limited to the California Consumer Privacy Act, that may be more restrictive than, or impose additional obligations beyond, the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. HHS-OIG and other regulators have also increasingly interpreted laws and regulations in a manner as to increase exposure of healthcare providers to allegations of noncompliance. Similarly, plaintiffs’ attorneys have taken expansive views of privacy laws and regulations to support private causes of action. Any actual or perceived violation of privacy-related laws and regulations, including HIPAA and the HITECH Act, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the “ACA”) as a significant healthcare reform. Many provisions within the ACA have impacted or could in the future impact our business, including Medicare reimbursement reductions and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives. The nature and substance of state and federal healthcare laws are subject to change frequently, by means of both broad-based healthcare reform legislation, like the ACA, and targeted legislative and regulatory action.
In accordance with federal statutes, CMS makes an annual adjustment to Medicare reimbursement rates, commonly known as a “market basket update,” by provider type in an effort to compensate providers for rising operating costs. The ACA requires the market basket updates for hospital providers to be reduced by a productivity adjustment on an annual basis. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. To date, the productivity adjustments have typically resulted in decreases to the market basket updates ranging from 20 to 100 basis points.
Other federal legislation can also have a significant impact on our Medicare reimbursement. For example, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments to reduce deficit spending. This automatic reduction, known as “sequestration,” began affecting payments received after April 1, 2013. Under current law, for each year through the first five months of fiscal year 2033, the reimbursement we receive from Medicare, after first taking into account all annual payment adjustments including the market basket update, will be reduced by sequestration unless it is repealed or modified before then. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains a range of healthcare-related provisions impacting coverage, financing, and provider reimbursement in state Medicaid programs. Most of these provisions take effect in 2027 or later and likely require additional federal and state regulatory action to implement.
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
Concerns held by federal policymakers about the federal deficit, national debt levels, or healthcare spending specifically, including solvency of the Medicare trust fund, could result in enactment of further federal spending reductions, including by means of significant staffing reductions at HHS, further entitlement reform legislation affecting the Medicare and

Medicaid programs, and further reductions to provider payments. In October 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act directs HHS, in consultation with healthcare stakeholders, to collect standardized data for post-acute quality and outcome measures. Although the IMPACT Act did not specifically call for the implementation of a new post-acute payment system, this act laid the foundation for possible future post-acute payment policies in which Medicare payments are driven primarily by patients’ medical conditions and other clinical factors rather than the costs of the setting where the care is provided. CMS has made changes to existing current post-acute payment systems to improve comparability of patient assessment and clinical characteristic data across settings, which could make it easier to develop payment system reforms for post-acute providers in the future. For example, in 2019, CMS implemented new patient assessment measures for the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”) as discussed below. The IMPACT Act also created additional data reporting requirements for our hospitals in the domains of functional and cognitive status, skin integrity, medication reconciliation, incidence of major falls, and transfer of health information. The precise details of these new reporting requirements, including timing and content, were developed and implemented by CMS through the regulatory process over several years, and CMS may continue to make changes to these quality measures and standardized patient assessment data elements in the future. We cannot quantify the potential future effects, if any, of the IMPACT Act on us.
Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency, advises Congress on issues affecting Medicare and makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the IRF-PPS. MedPAC also provides comments to CMS on proposed rules, including the prospective payment system rules. Neither Congress nor CMS is obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance MedPAC’s recommendations will be adopted in a given year. However, MedPAC’s recommendations have, and could in the future, become the basis for legislative or regulatory action.
In connection with CMS’s final rulemaking for the IRF-PPS in each year since 2008, MedPAC has recommended either no updates to payments or reductions to payments. For example, at its January 2026 meeting, MedPAC approved recommending to Congress, among other things, legislative changes to reduce by 7% the base payment rate under IRF-PPS. MedPAC has also previously called on the HHS Secretary to conduct focused medical record reviews on IRFs.
In a June 2023 report mandated by the IMPACT Act, MedPAC reviewed the considerations associated with Congress designing and adopting a unified payment system for all Medicare post-acute care (a “PAC-PPS”) in lieu of separate systems for inpatient rehabilitation facilities (“IRFs”), skilled nursing facilities, long-term acute-care hospitals, and home health agencies. A PAC-PPS would reimburse providers for care based primarily on patients’ medical conditions and other clinical factors rather than the costs associated with care settings. MedPAC found a PAC-PPS to be feasible and desirable but also suggested policymakers may want to consider other “smaller scale site-neutral policies” given the considerable resources required to develop and implement a PAC-PPS. MedPAC previously estimated, although we cannot verify the methodology or the accuracy of that estimate, a PAC-PPS would result in a 15% reduction in IRF reimbursements and shift aggregate reimbursements from for-profit and freestanding IRFs to non-profit and hospital-based IRFs.
We cannot predict what alternative or additional deficit reduction initiatives, including significant staffing reductions at HHS, Medicare payment reductions, or post-acute care reforms, if any, will be adopted or enacted into law, or the timing or effect of any initiatives or reductions. However, given the uncertainty in the funding of Medicare and Medicaid spending in the future, there will almost certainly be new proposals for healthcare reforms and other changes to the laws, regulations, or the operations of governmental agencies that will affect our government reimbursement or business. There can be no assurance future governmental action will not result in substantial changes to, or material reductions in, our reimbursements, including through Medicaid and related state directed and supplemental payment programs.
We receive state directed and supplemental payments in connection with several state Medicaid programs. In 2025, those payments totaled approximately $148 million. We also pay provider taxes to fund, in part, state Medicaid programs, and in 2025 those payments totaled approximately $127 million. In May 2024, CMS issued a final rule related to Medicaid managed care programs that addresses state directed payment programs and imposes new requirements for these programs. The various elements of the rule take effect between its issuance and early 2028. Ultimately, this rule could result in significant changes to state directed and supplemental payment programs from which we receive payments. However, a federal district court recently vacated portions of this rule following a legal challenge by the state of Texas. CMS appealed the decision, but the court enjoined enforcement of this rule while the appeal is pending. The OBBBA also contains provisions limiting states’ ability to assess provider taxes to increase federal matching Medicaid funds and make directed payments to providers. Most of these provisions take effect in 2027 or later and likely require additional federal and state regulatory action to implement.
It is possible that additional rulemaking could result in significant restructurings of existing state Medicaid programs, including provider tax and related directed and supplemental payment programs. State authorities design the structures and operations of these programs to promote access to acute-care hospitals for Medicaid patients by supplementing acute-care reimbursement. Historically, we are not aware of any IRFs playing a significant role in the design given the limited number of IRF Medicaid patients, so we are uncertain what attention state authorities will give to the effects of additional rulemaking on IRFs. We are unable to estimate the financial impact that structural modifications and other program changes, if any, may have on our Medicaid provider tax expenses or directed and supplemental payments. We cannot be certain that changes to state directed and supplemental payment programs will directly correspond to changes in the related provider taxes. CMS periodically assesses the compliance of these programs, and CMS’s determination that a state’s program fails to comply may result in a decrease in state directed and supplemental payments and recoupment of prior payments under that state’s noncompliant program.
In any given year, the net effect of statutory and regulatory changes may result in a decreases in our reimbursement rates and amounts, and those decreases may occur at times when our expenses are increasing. For example, in some recent years, our wage and benefit costs increased at a rate in excess of our aggregate Medicare reimbursement rate increases. Similar changes in our revenues and expenses could result in a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare and Medicaid, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues.”
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
Under CMS’s Targeted Probe and Educate (“TPE”) program, MACs use data analysis to identify healthcare providers with unusual billing practices, high claim error rates, and items and services that have high national error rates. Once a MAC selects a provider for claims review, the initial volume of claims review is limited to 20 to 40 claims. The TPE program includes up to three rounds of claims review with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action, which may include extrapolation of error rates to a broader universe of claims or referral to a UPIC or RAC (defined below). As of December 31, 2025, none of our hospitals have progressed beyond the third round of reviews, so it is unclear how the review process after TPE would proceed. We cannot predict whether the TPE initiative or similar probes or reviews will materially impact our reimbursement or the timeliness of collections from Medicare in the future.
CMS has developed and instituted various audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing MACs. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractor (“RAC”), receives claims data directly from MACs on a monthly or quarterly basis and is authorized to review previously paid claims. RAC audits of IRFs have focused on reviews of patient coding, medical necessity, and billing accuracy. CMS has, however, authorized RACs to conduct complex reviews of the medical records associated with IRF reimbursement claims. CMS has previously operated a demonstration project that expanded the RAC program to include prepayment review of Medicare fee-for-service claims from primarily acute-care hospitals. It is unclear whether CMS intends to conduct RAC prepayment reviews in the future and if so, what providers and claims would be the focus of those reviews.
CMS has also established other types of contractors, including the Uniform Program Integrity Contractor (“UPIC”) and the Supplemental Medical Review Contractor (“SMRC”). The UPICs conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the United States Department of Justice (“DOJ”). Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the error. In December 2017, we received notice of a UPIC audit at one of our hospitals. The UPIC sampled 100 claims and challenged the propriety of a subset of the sample representing $1.3 million in previously paid claims. The UPIC extrapolated the alleged error rate to all claims from that hospital during a period of approximately four years, resulting in an alleged overpayment of $33.9 million. Our MAC later reduced the determination of overpayment to $30.5 million, which it collected through recoupment of current claims during 2019. We appealed the overpayment determination to an Administrative Law Judge (“ALJ”), who heard the appeal in August 2021. In October 2022, the ALJ overturned $12.5 million of the overpayment determination. We received payment of this amount, plus $3.2 million in interest, in December 2022. We have appealed the remaining $18.0 million of the overpayment determination to the next level of administrative appeal, challenging both the denials and the improper use of extrapolation. It is not possible to predict when this matter will be resolved or the ultimate outcome. The SMRC conducts nationwide medical reviews of Medicare claims to determine compliance with coverage, coding, payment, and billing requirements.
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
Ordinary course Medicare pre-payment denials by MACs, as well as denials resulting from post-payment audits, are subject to appeal by providers. HHS provides an initial appeal process through its ALJs. We have historically appealed a majority of our claims denials. Due to the sheer number of appeals by all Medicare providers and various administrative inefficiencies, including a shortage of judges, appeals that are required by statute to be resolved in a matter of months have in the past taken years to complete. In recent years, this protracted appeals process led to a significant backlog of appeals of denials, which a federal judge ultimately ordered HHS to resolve. Changes implemented by CMS to resolve the backlog may have harmed the ability of providers like us to recover on valid Medicare claims. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”). Beginning in March 2020, OMHA increased the frequency of ALJ hearings and the number of claims set at each hearing, which we believe added to the substantive and procedural deficiencies in the ALJ appeals process. There can be no assurance significant backlogs will not develop in the future or that CMS will not address such a backlog in a manner that we believe compromises providers’ due process rights.
Providers may appeal adverse ALJ rulings to the Department Appeals Board (the “DAB”). Denials by the DAB may be appealed to United States district courts. As of December 31, 2025, we have approximately $12 million and $21 million in denied claims awaiting review at the ALJ and DAB levels, respectively. In addition, we have approximately $6 million in claims denied by the DAB pending review by United States district courts as of December 31, 2025.
Based on a number of factors, including prior experience in the appeals process, we record our estimates for pre-payment denials and for post-payment audit denials that will ultimately not be collected as a component of Net operating revenues. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements. We have in the past, and may again in the future, experience decreases in Net operating revenues and decreases in cash flow as a result of greater frequency of unfavorable resolution of denials or increasing unresolved denials and the associated increasing accounts receivable, which may in turn force us to change the patients we admit and conditions we treat. Any of these impacts could have an adverse effect on our financial position, results of operations, and liquidity.
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
Medicare Advantage plans may use overly restrictive coverage determinations in the pre-authorization process to limit participating members’ access to needed inpatient rehabilitative care. Medicare Advantage plans must provide coverage for inpatient rehabilitative care to the extent conventional Medicare does. However, in our experience, Medicare Advantage plans frequently deny coverage for inpatient rehabilitative care when the patients would have qualified for that care under conventional Medicare rules. Additionally, large Medicare Advantage plans have acquired home health operators. Those Medicare Advantage plans may attempt to shift patients who would benefit from intensive inpatient rehabilitation to home health in order to reduce costs to the plans in the near term.
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
The focus on alternative payment models and value-based purchasing of healthcare services has led to more extensive quality of care reporting requirements. In many cases, the new reporting requirements are linked to reimbursement incentives. For example, under the ACA, CMS established new quality data reporting, effective October 1, 2012, for all IRFs. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in the subsequent Medicare fiscal year. Hospitals began submitting quality data to CMS in October 2012. To date, only two of our hospitals have experienced payment reductions, both for fiscal year 2025. We contested those two determinations and have not yet received final decisions.
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
In recent years, HHS has been studying the feasibility of bundling, including conducting a voluntary, multi-year bundling pilot program to test and evaluate alternative payment methodologies. CMS’ voluntary Bundled Payments for Care Improvement Advanced (“BPCI Advanced”) initiative began October 1, 2018, ran through December 31, 2025, and covered 29 types of inpatient, three types of outpatient clinical episodes, and two multi-setting clinical episodes, including stroke and hip fracture. Providers participating in BPCI Advanced are subject to a semi-annual reconciliation process where CMS compares the aggregate Medicare expenditures for all items and services included in a clinical episode against the target price for that type of episode to determine whether the participant is eligible to receive a portion of the savings, or is required to repay a portion of the payment above target. Accordingly, reimbursement may be increased or decreased, compared to what would otherwise be due, based on whether the total Medicare expenditures and patient outcomes meet, exceed or fall short of the targets. BPCI Advanced did not have a material impact on our hospitals.
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
On November 16, 2015, CMS published its final rule establishing the Comprehensive Care for Joint Replacement (“CJR”) payment model, which holds acute-care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. The CJR originally was mandatory for the acute-care hospitals in the 67 geographic areas covered. On November 30, 2017, CMS issued a final rule making the CJR voluntary in 33 of those areas. The CJR model’s original five-year term ended in December 2020, but CMS extended the model through 2024 for most providers in the 34 geographic areas with mandatory participation. Under CJR, healthcare providers in the mandatory participation areas are paid under existing Medicare payment systems. However, CMS holds the acute-care hospital where a joint replacement takes place accountable for the quality and costs of care for the entire episode of care — from the time of the original admission through 90 days after discharge. Depending on the quality and cost performance during the entire episode, the acute-care hospital may receive an additional payment or be required to repay Medicare a portion of the episode costs. As a result, CMS believes acute-care hospitals are incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need in an efficient manner. Acute-care hospitals participating in the CJR model may enter into risk-sharing financial arrangements with post-acute providers, including IRFs. CJR did not have a material impact on our hospitals.
On August 1, 2024, CMS published its final rule establishing the Transforming Episode Accountability Model (“TEAM”). This five-year mandatory model began January 1, 2026 and ends on December 31, 2030. The model seeks to test whether 30-day episode-based payments for five common surgical procedures will reduce Medicare expenditures without lowering quality of care. The five procedures are: lower extremity joint replacement, surgical hip femur fracture treatment, spinal fusion, coronary artery bypass graft, and major bowel procedures. All acute-care hospitals located in the 189 markets selected will be required to participate in TEAM. Based on 2024 Medicare discharge data, approximately 2% of our total discharges were associated with the five procedures in the markets covered by the model. Under TEAM, healthcare providers in those markets are paid under existing Medicare payment systems. CMS will hold the acute-care hospital where these procedures take place accountable for the quality and costs of care for the entire episode of care — from the time of the original admission through 30 days after an acute-care discharge. Acute healthcare providers will receive a target price based on all non-excluded Medicare Parts A & B items and services included in an episode. Depending on the quality and cost performance during the entire episode, the acute-care hospital may receive an additional payment or, beginning in the second year, be required to repay a portion of the episode costs that exceed the target price. Before taking into account quality of care and outcomes, for each of the five procedures in TEAM, the 30-day average total spend in 2024 where an IRF stay followed the acute-care discharge exceeded the corresponding target price established by CMS.
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
Additionally, as the number and types of bundling, direct contracting, and ACO models increase, the number of Medicare beneficiaries who are treated in one of the models increases. Our willingness or inability to participate in integrated payment and other alternative payment models and the referral patterns of other providers participating in those models may limit our access to Medicare patients who would benefit from treatment in inpatient rehabilitation hospitals. In an attempt to reduce costs or increase reimbursements, referral sources may seek to discourage referrals to IRFs or post-acute care all together. To the extent that acute-care hospitals participating in those models do not perceive our quality of care or cost efficiency favorably compared to alternative post-acute providers, we may experience a decrease in volumes and Net operating revenues, which could adversely affect our financial position, results of operations, and cash flows. For further discussion of coordinated care and integrated payment models and value-based purchasing initiatives, the associated challenges, and our efforts to respond to them, see the “Executive Overview—Key Challenges—Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Other legislative and regulatory initiatives and changes affecting the industry could adversely affect our business and results of operations.
In addition to the legislative and regulatory actions that directly affect our reimbursement rates or further the evolution of the current healthcare delivery system, other legislative and regulatory changes affect healthcare providers like us from time to time. For example, the ACA expanded the federal Anti-Kickback Law and the False Claims Act (the “FCA”) increasing compliance scrutiny in the healthcare industry generally. Those changes included additional resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the FCA, enhanced penalties, and increased rewards for relators in successful prosecutions. CMS may also suspend payment for claims prospectively if, in its opinion, credible allegations of fraud exist. The initial suspension period may be up to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the HHS-OIG or DOJ. Any such suspension would adversely affect our financial position, results of operations, and cash flows.

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
On December 14, 2020, CMS announced the proposal of a five-year review choice demonstration for inpatient rehabilitation services (the “RCD”). In August 2023, IRFs located in Alabama began participation in RCD. On June 17, 2024, CMS expanded RCD to include IRFs located in Pennsylvania and billing to a certain MAC. We do not bill to that MAC, so we are not subject to the program in Pennsylvania at this time. In December 2025, CMS announced the expansion of RCD to Texas and California, effective March 2, 2026 and May 1, 2026, respectively. With the expansion to those two states, we expect 33 of our current inpatient rehabilitation hospitals (representing approximately 11.9% of our IRF Medicare claims) to be subject to RCD. After the initial four states, CMS intends to expand the demonstration to include additional IRFs based on the MAC to which those IRFs submit claims. There are no details of that expansion at this time.
Under the RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of Medicare claims submitted to demonstrate compliance with applicable coverage and clinical documentation requirements. We elected the pre-claim review option for our IRFs in Alabama for the first cycle. Under the pre-claim review choice, services can begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted, reviewed, and approved before the final claim is paid. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. The opt-out validation percentages for the first, second, and third cycles were 80% or greater, 85% or greater and 90% or greater, respectively. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. Our claim validation rate for the first cycle ending in February 2024 exceeded the 80% threshold at all participating hospitals. For the second cycle, which began on May 1, 2024, we elected not to opt out, so our hospitals in Alabama remained subject to the 100% pre-claim review. None of our hospitals in Alabama achieved the opt-out claim validation rate for the second or third cycles ending in October 2024 and June 2025, respectively. We believe many of the non-affirmations in these cycles were based on application of improper standards or requirements that directly conflict with the Medicare coverage criteria for IRFs. We have engaged, and will continue to engage, with the MAC and CMS to ensure the review process is consistent with existing rules, regulations and statutes. In the fourth cycle which began September 1, 2025, the affirmation rate required to opt-out remains 90% or greater. Given the inconsistent review process applied by the MAC across the previous cycles, we cannot predict the impact, if any, RCD may have on the collectability of our Medicare claims over its five-year term. We may ultimately experience decreases in Net operating revenues and in cash flow, or we may incur costs associated with patient care for which the Medicare claim is subsequently denied, any of which could have an adverse effect on our financial position, results of operations, and liquidity.
In January 2020, the HHS-OIG announced an audit to review incentives under the IRF-PPS to discharge patients prematurely to home health agencies. Following this audit, the HHS-OIG announced in December 2021 its recommendation to CMS to establish an IRF transfer payment policy for early discharges to home health care in which the IRF would only receive a per diem rate in lieu of the full case-mix payment. The HHS-OIG estimated the policy could have reduced total Medicare payments to IRFs in 2017 and 2018 by between 6% and 7%. The CMS proposed rule for fiscal year 2023 for the IRF-PPS included a request for comment on a potential change that could be included in future rulemaking. Based on the HHS-OIG report, CMS noted it was considering whether to modify the IRF transfer payment policy to reduce reimbursement for early discharges to home health, similar to how early discharges to acute-care hospitals, skilled nursing facilities, long-term acute-care hospitals, or another IRF, are currently treated under the IRF-PPS. In the final IRF-PPS rule for 2023, CMS acknowledged industry comments on the policy and noted those comments would be taken under advisement for future rulemaking, but neither the proposed nor the final rulemaking for fiscal years 2024, 2025, or 2026 made reference to a change in the IRF transfer payment policy.
We cannot predict what legislative or regulatory reforms or changes, if any, will ultimately be proposed, enacted, or implemented, or the timing or effect any of those changes or reforms will have on us. If enacted, they may be challenging for all providers and have the effect of limiting Medicare beneficiaries’ access to healthcare services and could have a material adverse impact on our Net operating revenues, financial position, results of operations, and cash flows. For additional discussion of healthcare reform and other factors affecting reimbursement for our services, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”

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
The “60% Rule” is a Medicare requirement that at least 60% of an IRF’s patients must have a diagnosis or qualifying comorbidity from at least one of 13 specified medical conditions that typically require intensive therapy and supervision, such as stroke, brain injury, hip fracture, certain neurological conditions, and spinal cord injury. From time to time CMS has adopted changes in the medical conditions that presumptively count toward the 60% compliance threshold to qualify for reimbursement as an IRF. If a facility does not demonstrate compliance with the 60% Rule by either the presumptive method or through a review of medical records, then its classification as an IRF may be terminated by CMS causing the facility to be paid under the acute-care payment system which would result in reduced reimbursement per discharge. If one or more of our hospitals fails to demonstrate compliance with the 60% Rule and CMS re-classifies it as an acute-care hospital, our revenue and profitability may be materially and adversely affected.
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
Of note, the HHS-OIG periodically updates a work plan that identifies areas of compliance focus. In recent years, the HHS-OIG work plans for IRFs have focused on, among other items, the appropriate utilization of concurrent and group therapy, adverse and temporary patient harm events, and billing error rates for IRFs. In September 2018, the HHS-OIG released a report purporting to identify a high error rate (approximately 80% of claims) among inpatient rehabilitation hospital admissions in a small sample of 220 claims. Based on its findings, the HHS-OIG extrapolated the error rate to the universe of inpatient rehabilitation claims and, among other things, recommended reevaluation of the IRF-PPS. However, that HHS-OIG report involved an extremely small sample size, was not a random sample of cases, included some citations to coverage requirements that did not match actual regulations, appeared to conflate technical documentation requirements with medical necessity determinations, and was at odds with actual MAC reviews of claims during that same timeframe which found substantially lower error rates. On September 15, 2022, the HHS-OIG updated its work plan to conduct a nationwide audit of IRF claims in order to determine the extent to which CMS could clarify the Medicare IRF claim payment criteria. We expect the HHS-OIG to issue a report on this in 2026. An HHS-OIG work plan, audit or similar future efforts could result in proposed changes to the payment systems for providers or increased denials of Medicare claims for patients notwithstanding the referring physicians’ judgment that treatment is appropriate.

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
Because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. In the past few years, DOJ and HHS as well as federal lawmakers have significantly increased efforts to ensure strict compliance with various reimbursement related regulations as well as combat healthcare fraud. DOJ has pursued and recovered record amounts based on alleged healthcare fraud. The increased enforcement efforts have frequently included aggressive arguments and interpretations of laws and regulations that pose risks for all providers. For example, the federal government and individual relators have increasingly asserted that incidents of erroneous billing or record keeping may represent violations of the FCA. Human error and oversight in record keeping and documentation, particularly where those activities are the responsibility of non-employees, are always a risk in business, and healthcare providers and independent physicians are not immune to this risk. Additionally, the federal government has been willing to challenge the medical judgment of independent physicians in determining issues such as the medical necessity of a given treatment plan. Furthermore, the federal government has increasingly asserted that violations of laws not directly related to Medicare billing, such as anti-kickback and anti-discrimination laws, represent FCA violations, which typically carry higher monetary penalties.
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
Additionally, the federal government is increasingly turning to statistical sampling and extrapolation to expand claims denials and enforcement efforts and advocate for changes in reimbursement policy. Through sampling and extrapolation, the government takes a review of a small number of reimbursement claims and generalizes the results of that review to a much broader universe of claims, which can result in significant increases in the aggregate number and value of claims at issue. Increasing use of extrapolation can be found in payment review audits, such as those conducted by RACs and UPICs. In addition to payment reviews, government agencies may allege compliance violations, including submission of false claims, based on sampling and extrapolation and seek to change reimbursement policy. For example, the HHS-OIG issued a report in September 2018 purporting to identify a high error rate (approximately 80% of claims) among inpatient rehabilitation hospital admissions in a small sample of 220 claims. Based on its findings, the HHS-OIG extrapolated the error rate to the universe of inpatient rehabilitation claims and, among other things, recommended reevaluation of the IRF-PPS. However, the HHS-OIG report involves an extremely small sample size, is not a random sample of cases, includes incorrect references to coverage requirement regulations, appears to conflate technical documentation requirements with medical necessity determinations, and is at odds with actual MAC reviews of claims during that same timeframe which found substantially lower error rates. Notwithstanding the technical statistical flaws that can arise in sampling small groups of claims and the extremely problematic nature of extrapolation in the context of individualized decisions of medical judgment as some courts have noted, sampling and extrapolation pose a growing risk to healthcare providers in the form of more significant claims of overpayments and increased legal costs to defend against these problematic regulatory practices. The Fifth Circuit Court of Appeals has ruled in favor of CMS and affirmed the application of extrapolation errors identified in a sample of claims to support larger claims for overpayment. As discussed under “Reimbursement Risks” above, we are currently challenging, among other things, the use of extrapolation in a 2017 UPIC audit. Any associated loss of revenue or increased legal costs could materially and adversely affect our financial position, results of operations, and cash flows.
Efforts to comply with regulatory mandates to increase the use of electronic health data and health system interoperability may lead to enforcement and negative publicity which could adversely affect our business.
For many years, a primary focus of the healthcare industry has been to increase the use of electronic health records, or “EHR,” and the sharing of the health data among providers, payors and other members of the industry. The federal government has been a significant driver of that initiative through rules and regulations. In 2009, as part of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, the federal government set aside $27 billion of incentives for acute-care hospitals and other providers, not including IRFs, to adopt EHR systems. In 2020, CMS and HHS’s Office of the National Coordinator for Health IT (“ONC”) finalized policy changes implementing interoperability, information blocking, and patient access provisions of the 21st Century Cures Act and supporting the MyHealthEData initiative, designed to allow patients to access their health claims information electronically through the application of their choosing. The companion rules regulate the way in which healthcare providers, health information technology developers, health information exchanges/health information networks (“HIEs/HINs”), and health plans share patient information. For example, the ONC rule prohibits healthcare providers, health IT developers, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, also known as “information blocking.” The ONC rule also requires regulated actors to respond to requests for electronic health information in the content and manner requested, with some exceptions. Noncompliance with ONC’s and CMS’ health information access rules can result in civil monetary penalties, exclusion from participation in federal health care programs and other appropriate “disincentives,” including reductions in Medicare reimbursements. The United States Department of Health and Human Services Office of Civil Rights (“HHS-OCR”) patient right of access initiative, which has similar objectives to the ONC initiative, such as promoting and enforcing patient access to health information, has led to dozens of settlements of enforcement actions.
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
Each of our hospitals must comply with extensive enrollment requirements and conditions of participation for the Medicare program. If any of our hospitals fail to meet any of the Medicare enrollment requirements or conditions of participation, we may receive a notice of deficiency from the applicable survey agency or contractor, as applicable. If that hospital then fails to institute an acceptable plan of correction and correct the deficiency within the applicable correction period, it could lose the ability to bill Medicare. A hospital could be terminated from the Medicare program if it fails to address the deficiency within the applicable correction period. If CMS terminates one hospital, it may increase its scrutiny of others under common control. From time to time, we have individual hospitals that receive notices of deficiency, some of which are triggered by adverse care incidents or patient complaints. To date, we have addressed those as they have arisen, and we have not experienced a termination.
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
Under this rule, CMS may revoke a provider’s Medicare enrollment, including all of the provider’s locations, if the provider bills for services performed at, or items furnished from, one location that it knew or should have known did not comply with Medicare enrollment requirements, including making the disclosures discussed above. CMS has the ability to prevent applicants from enrolling in the program for up to three years if a provider is found to have submitted false or misleading information in its initial enrollment application. Additionally, CMS can now block providers and suppliers who are revoked from re-entering the Medicare program for up to 10 years. CMS may also revoke a provider’s enrollment if it fails to report on a timely basis any change in ownership or control, revocation or suspension of a federal or state license or certification, or any other change in its enrollment data.
Any termination of one or more of our hospitals from the Medicare program for failure to satisfy the enrollment requirements or conditions of participation could materially adversely affect our business, financial position, results of operations, and cash flows.
If we are found to have violated applicable privacy and information security laws and regulations or our contractual obligations, we could be subject to sanctions, fines, damages and other civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operation and liquidity.
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
In the absence of comprehensive federal laws on data privacy and artificial intelligence, there is increased focus at the state and local level on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information and the use of artificial intelligence. In recent years, we have seen significant changes to data privacy and artificial intelligence regulations across the United States. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may conflict with each other, which significantly complicates compliance efforts.
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
Complying with these various laws, rules, regulations and standards could cause us to incur substantial costs that are likely to increase over time, require us to change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered, all of which may have a material adverse effect on our business. Given the rapid development of cybersecurity, data privacy, and artificial intelligence laws, we expect to encounter inconsistent interpretation and enforcement of these laws and regulations, as well as frequent changes to these laws and regulations which may expose us to significant penalties or liability for noncompliance, the possibility of fines, lawsuits (including class action privacy litigation), regulatory investigations, criminal or civil sanctions, audits, adverse media coverage, public censure, other claims, significant costs for remediation and damage to our reputation, or otherwise have a material adverse effect on our business and operations. Any allegations of a failure to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security and the use of artificial intelligence, could result in additional cost and liability to us, damage our relationships with patients and business partners and have a material adverse effect on our business.
We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation about patient privacy, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Moreover, from time to time, concerns may be expressed about whether our services or business practices, including the use of artificial intelligence, compromise the privacy of patients and others. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses, discourage potential patients from seeking our services and have a material adverse effect on our business.
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
The CMS hospital price transparency rule requires hospitals to publish on the internet in a consumer-friendly format their standard charges based on negotiated rates for all items and services and up to 300 common shoppable services. Shoppable services are those routinely provided in non-urgent situations and include those ancillary services that customarily accompany the primary service being provided. The charges for an individual item or service to be published include:
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
In January 2026, President Trump announced his intent to advance a healthcare bill to further pricing transparency. Many states have also passed or are debating legislation establishing price transparency websites, mandating that health plans or hospitals make price information available to consumers, or prohibiting practices associated with surprise billing. These requirements and restrictions vary from state to state. We cannot predict what the adverse effects, if any, of new federal or state pricing transparency and other consumer protection laws or regulations, such as the effect on relations with managed care payors and referral sources, may be for us. Our failure to maintain compliance with these rules could adversely affect our financial position, results of operations, and cash flows.
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
ACE-IT, our enterprise-level clinical information system, is subject to a licensing, implementation, technology hosting, and support agreement with Oracle Health. In addition, we have a number of partners and non-software vendors with whom we share data in order to provide patient care and otherwise operate our business. Our inability, or the inability of our partners or vendors, to continue to secure, maintain and upgrade information systems, software, and hardware could disrupt or reduce the efficiency of our operations, including affecting patient care. On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing of our payment claims for all payors, notified us of a cybersecurity incident affecting some of its systems. In response to the incident, both we and Change Healthcare severed those business service connections between our systems and Change Healthcare’s. We promptly conducted forensics on our systems based on the shared information regarding this Change Healthcare incident and did not identify any compromise or unauthorized access of our systems or networks. However, the incident did affect our ability to submit any claims for payment for a period of time until we implemented alternative modes for submissions. We have not identified any compromise or unauthorized access of our systems or networks, and the temporary disruption to our submission of claims did not materially affect our business strategy, results of operation or financial condition. A security breach or other system failure involving Oracle Health, Change Healthcare, or another third-party with whom we share data or system connectivity could compromise our patient data or proprietary information or disrupt our ability to operate, including submitting claims for payment, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.
We face intense competition for patients from other healthcare providers.
We operate in the competitive, fragmented inpatient rehabilitation industry. Although we are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. For example, acute-care hospitals, including those owned and operated by large public companies, may choose to expand or begin offering post-acute rehabilitation services. Given that approximately 92% of our hospitals’ admissions come from acute-care hospitals, that increase in competition could materially and adversely affect our admission referrals in the related markets. There are also large acute-care systems that may have more resources available to compete than we have. Other providers of post-acute care services may attempt to become competitors in the future. For example, nursing homes frequently market themselves as offering certain rehabilitation services, even though nursing homes are not required to offer the same level of care, and are not licensed, as hospitals.
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
Providing quality patient care is fundamental to our business. We believe hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare began to impose a financial penalty upon acute-care hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to post-acute providers who can differentiate themselves based upon quality, particularly by achieving low acute-care hospital readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. If we should fail to attain our goals regarding acute-care hospital readmission rates and other quality metrics or we experience negative publicity alleging deficient patient care, our ability to generate referrals may be adversely impacted, which may have a material adverse effect upon our business and consolidated financial condition, results of operations, and cash flows.
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
Changes in federal laws or regulations may also materially adversely impact our ability to acquire hospitals or open de novo hospitals. In recent years, the Federal Trade Commission and DOJ have been aggressive in challenging mergers and acquisitions they believe present antitrust concerns and in asserting novel legal arguments for what constitutes unlawful anticompetitive activity. Continued aggressive federal enforcement of antitrust laws would likely increase the time, effort, and expense associated with acquisitions and may ultimately make it less likely to consummate acquisitions.
These factors and others may delay, or increase the cost to us associated with, any acquisition or de novo development or prevent us from completing one or more acquisitions or de novo developments.
Acute-care hospitals that participate in joint ventures with us may experience operational or financial challenges that, in turn, affect our joint venture inpatient rehabilitation hospitals.
We currently have 67 inpatient rehabilitation hospitals that are owned and operated as joint ventures with acute-care hospitals. In substantially all of these joint ventures, our co-owners are nonprofit hospitals or health systems. The healthcare provider operating environment has become increasingly challenging in recent years because of inflationary pressures, (particularly labor costs), reimbursement pressures, tight credit markets with increasing interest rates, and other operational challenges such as clinical staffing shortages and shifts of some types of care delivery away from the acute-care setting. The continuation of some or all of these conditions together with general weakening economic conditions and increasing federal and state limitations on strategic combinations could subject our joint venture partners to significant operational and financial pressures.
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
We operate in a highly regulated industry in which healthcare providers are routinely subject to litigation. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are a defendant in a number of lawsuits, most of which are either general and professional liability matters inherent in treating patients with challenging medical conditions or labor and employment matters inherent in employing over 40,000 people. Our more significant lawsuits and investigations, if any, are discussed in Note 16, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
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
The FCA allows private citizens, called “relators,” to institute civil proceedings on behalf of the United States alleging violations of the FCA. These lawsuits, also known as “whistleblower” or “qui tam” actions, can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to the relators who successfully prosecute or bring these suits to the government. Qui tam cases are sealed at the time of filing, which means knowledge of the information contained in the complaint typically is limited to the relator, the federal government, and the presiding court. The defendant in a qui tam action may remain unaware of the existence of a sealed complaint for years. While the complaint is under seal, the government reviews the merits of the case and may conduct a broad investigation and seek discovery from the defendant and other parties before deciding whether to intervene in the case and take the lead on litigating the claims. The court lifts the seal when the government makes its decision on whether to intervene. If the government decides not to intervene, the relator may elect to continue to pursue the lawsuit individually on behalf of the government. The number of qui tam suits has been growing rapidly in recent years, with both 2024 and 2025 setting new records for filings.
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
The majority of our patients are elderly individuals with complex medical challenges, many of whom may be more vulnerable than the general public during a contagious disease outbreak or other public health catastrophe. Our employees also may be at greater risk of contracting contagious diseases due to their exposure to vulnerable patients. For example, if another pandemic were to occur, we could suffer significant losses to our patient population or a reduction in the availability of our employees and, at a high cost, be required to replace affected workers. Local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary suspension of our services. Accordingly, certain public health catastrophes could have a material adverse effect on our financial condition and results of operations.
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
As of December 31, 2025, we have approximately $2.2 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $294.6 million in finance leases). See Note 8, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our debt securities permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
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
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-term Debt, to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31,

2025, we cannot provide assurance we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.
As of December 31, 2025, approximately 68% of our consolidated Property and equipment, net was held by our Company and its guarantor subsidiaries under its credit agreement. See Note 8, Long-term Debt, to the accompanying consolidated financial statements, the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 2, Properties.
Uncertainty in the credit markets could adversely affect our financial condition or our growth opportunities.
High yield, investment grade, and sovereign credit markets may be affected by geopolitical turmoil, inflationary pressures, and changing central bank policies. These conditions could result in unsettled credit markets for extended periods of time. Future market shocks, such as international trade wars and the inability of Congress to approve a budget or authorize an increase the debt ceiling in the United States, could result in reductions in the availability of certain types of debt financing, including access to revolving lines of credit. Future business needs combined with market conditions at the time may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. Tight credit markets, such as might result from turmoil in the sovereign debt markets, would likely make additional financing more expensive and difficult to obtain. Actions by the United States Federal Reserve system, such as increasing the discount rate, may also increase the interest expense associated with our current or future borrowings. The inability to obtain additional financing at a reasonable cost could have a material adverse effect on our financial condition or our growth opportunities.
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
Our CSO, who assumed his current role in 2022, has over 12 years of cybersecurity experience with us and over 29 total years of cybersecurity and IT experience across various industries, including telecom, engineering, and finance. He also holds several cybersecurity certifications: GIAC Certified Incident Handler, GIAC Certified Penetration Tester, GIAC Certified Project Manager, and Certified Healthcare Information Security Leader. Our CSO reports directly to our chief information officer (“CIO”). Our CIO, who assumed his current role in 2011, has 36 total years of cybersecurity and IT experience. Prior to assuming the role of CIO, he served in senior IT and security roles for us beginning in 2001. As a highly decorated United States Air Force officer, he served as a CIO, regional CIO, and chief technology officer responsible for the USAF health system’s IT worldwide operations. He also served as a senior staff advisor to various levels of the United States Department of Defense’s military health system on strategic matters related to IT policy, procedures, procurement, solutions, and is a subject matter expert on cybersecurity. He has numerous professional certifications and affiliations, including a CERT Certificate in Cybersecurity Oversight from National Association of Corporate Directors’ Cyber-Risk Oversight Program; Certified Information Systems Security Professional; lifetime member, fellow, and previous board member of the College of Health Information Management Executives.
We maintain an inter-departmental privacy and security committee that oversees our programs and initiatives that seek to protect and secure patient information as well as our data and information systems. This committee is responsible for, among other things, administering our incident response policies and procedures and various training and awareness programs that promote good system security practices by employees. This committee consists of our CSO, CIO, deputy CIO, chief privacy officer, and director of information security and compliance as well as in house attorneys responsible for cybersecurity and securities matters. It meets monthly and as warranted by privacy and security events.
The IRP sets forth the strategy to prepare for cybersecurity threats and incidents and the processes and procedures to detect, analyze, contain, and recover after any actual or suspected cybersecurity incidents. The IRP also sets forth the internal reporting process for cybersecurity incidents. In the event of the detection of an actual or suspected cybersecurity incident, the IRP provides that our IT security staff score the incident based on established criteria and manage the incident pursuant to the standard operating procedures. Depending on the assessed criticality of the incident and the systems affected, the staff will report an incident to a security triage team, consisting of the security operations incident response lead and several members of the privacy and security committee. Working with our third-party security vendors and under the direction of outside legal counsel as needed, the triage team investigates the incident, manages the response, and reports threats and incidents deemed significant to securities counsel. Securities counsel then works with the executive team to assess materiality for the Company. A member of the executive team would inform our board of directors as warranted.
In general terms, under our cybersecurity program, we undertake measures to protect the safety and security of our information systems and the data maintained within those systems. We have implemented administrative, technical and physical controls on our systems and devices in an attempt to prevent unauthorized access and to promote business resilience in the event of that access. Core elements of our program include the real-time monitoring of both our network and external cybersecurity activity by our internal security operations center and our third-party service providers and the procedures for backing up and recovering our systems. We periodically test the adequacy of our security, business continuity, and disaster recovery measures, including an annual tabletop exercise involving representatives from all key functional departments within the Company, our outside cybersecurity legal counsel, and our primary forensic services firm. In our annual tabletop exercise, our legal and technical advisors direct the exercise and provide feedback on our performance, which is shared with management and our board of directors. We provide our employees annual training and regular reminders on measures they can take to prevent breaches and other cyber threats, including phishing schemes. We participate in the vulnerability scanning service offered by the Cybersecurity and Infrastructure Security Agency on our internet facing systems and engage external security consultants to perform an annual penetration test of our network. Our systems that process electronic protected health information are risk assessed on a quarterly basis against NIST security controls. Additionally, we maintain insurance coverage for cybersecurity incidents.
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
The Compliance and Quality of Care Committee of our board of directors has primary responsibility for oversight of our cybersecurity risk management program. Our CIO provides quarterly reports on our cybersecurity program to that committee and at least annually to our full board. The reports to the committee and the full board include details and metrics on, among other things, our routine vulnerability assessments, internal and external threat intelligence, quarterly NIST framework assessments, quarterly Company-wide phishing exercises and training, device encryption, routine resilience efforts including quarterly disaster recovery exercises, third-party vendor risk management, annual tabletop incident response exercise, annual business continuity exercise, cyber penetration tests, and 106 NIST cyber hygiene controls. Similarly, our chief compliance officer provides quarterly reports to the Compliance and Quality of Care Committee on patient privacy compliance efforts and related matters. The Compliance and Quality of Care Committee and the full board review, and the committee approves, the annual cybersecurity plan that sets out the primary initiatives and internal audits of the IT security function for the upcoming year. Historically, one or more board members have observed and participated in our tabletop incident response exercises.
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

The following table sets forth information regarding our hospital locations as of December 31, 2025:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned		Building Owned and Land Leased	Building and Land Leased	Total
Alabama*	467	3		3	1	7
Arizona	406	1		2	3	6
Arkansas	381	3		1	1	5
California	251	4		—	—	4
Colorado	124	1		—	1	2
Connecticut*	40	1		—	—	1
Delaware*	50	—		1	—	1
Florida	1,718	22		3	—	25
Georgia*	410	6	(1)	1	1	8
Idaho	40	—		1	—	1
Illinois*	205	2		2	—	4
Indiana	98	1		—	—	1
Iowa*	40	1		—	—	1
Kansas	177	1		—	1	2
Kentucky*	309	3		1	—	4
Louisiana	87	2		—	—	2
Maine*	100	—		—	1	1
Maryland*	144	2		—	—	2
Massachusetts*	546	2		—	2	4
Mississippi*	55	—		—	1	1
Missouri*	236	—		2	—	2
Nevada	219	2		—	1	3
New Hampshire	50	—		1	—	1
New Jersey*	199	1		1	1	3
New Mexico	87	1		—	—	1
North Carolina*	68	1		—	—	1
North Dakota	40	—		—	1	1
Ohio	200	2		1	1	4
Oklahoma	100	1		1	—	2
Pennsylvania	661	5		—	4	9
Puerto Rico*	77	—		—	2	2
Rhode Island*	50	1		—	—	1
South Carolina	505	4		4	1	9
South Dakota	40	1		—	—	1
Tennessee*	574	7		3	—	10
Texas	1,992	16		3	10	29
Utah	84	1		—	—	1
Virginia*	307	2		1	3	6
West Virginia*	272	2		2	—	4
Wisconsin	56	1		—	—	1
	11,465	103		34	36	173

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
Information relating to certain legal proceedings in which we are involved is included in Note 16, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “EHC.”
Holders
As of February 12, 2026, there were 99,416,162 shares of Encompass Health common stock issued and outstanding, net of treasury shares, held by approximately 6,087 holders of record (participant positions at The Depository Trust Corporation plus record holders).
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
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2025, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. Pursuant to the terms of the equity plans, all share amounts and exercise prices have been adjusted to reflect the spin off of our home health and hospice business on July 1, 2022 and stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options(1)	Number of securities available for future issuance
Plans approved by stockholders	2,957,672	(2)	$60.27	11,931,259	(3)
Plans not approved by stockholders	15,418	(4)		—
Total	2,973,090		$60.27	11,931,259
(1)    This calculation does not take into account awards of restricted stock, restricted stock units, or performance share units.
(2)    This amount assumes maximum performance by performance-based awards for which the performance has not yet been determined.
(3)    This amount represents the number of shares available for future equity grants under the 2025 Omnibus Performance Incentive Plan approved by our stockholders in May 2025.
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
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2025:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2025	88,845	$124.21	88,334	$397,485,347
November 1 through November 30, 2025	221,776	114.19	221,467	372,196,703
December 1 through December 31, 2025	386,966	108.64	386,610	330,195,391
Total	697,587	$112.38	696,411
(1)Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and shares tendered by an employee as payment of the tax liabilities incident to the vesting of previously awarded shares of restricted stock. In October 2025, 511 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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
Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 35 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee has in prior years used the SPSIHP as a benchmark for a portion of the awards under our long-term incentive program. The graph assumes $100 invested on December 31, 2020 in our common stock and each of the indices. The returns below assume reinvestment of dividends paid on the related common stock.
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
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Encompass Health Corporation, the S&P 500 Index, and the S&P Health Care Services Select Industry Index

$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Encompass Health Corporation
S&P 500
SPSIHP

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2020	2021	2022	2023	2024	2025
Encompass Health Corporation	100.00	80.10	93.78	105.61	146.98	170.02
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
SPSIHP	100.00	110.00	88.35	92.92	94.85	113.00
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
In addition, management’s discussion and analysis of our results of operations and cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023 may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment, using advanced technology and intensive therapy, on an inpatient basis for patients recovering from a major injury or illness and seeking to regain functional ability, independence and quality of life. We operate hospitals in 39 states and Puerto Rico, with concentrations in Florida and Texas. As of December 31, 2025, we operated 173 inpatient rehabilitation hospitals. For additional information about our business, see Item 1, Business, and Item 1A, Risk Factors, of this report.
2025 Overview
During 2025, Net operating revenues increased 10.5% over 2024 due primarily to volume growth and increased pricing. See the “Results of Operations” section of this Item for additional volume and pricing information.
We continued our development and expansion efforts in 2025. We:
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
•began operating our new 50-bed inpatient rehabilitation hospital in St. Petersburg, Florida in October;
•began operating our new 50-bed inpatient rehabilitation hospital in Amarillo, Texas with our joint venture partner BSA Health System in November;
•began operating our new 50-bed inpatient rehabilitation hospital in Lake Worth, Florida in December;
•expanded our capacity by adding 177 new beds to existing hospitals (inclusive of our new 50-bed remote inpatient rehabilitation hospital in Wildwood, Florida (The Villages) which began operating in September); and

•announced or continued the development of the following hospitals:

	Expected open date	Number of New Beds
		2026	2027
De novo projects(1)
Irmo, South Carolina	1Q26	49	—
Concordville, Pennsylvania	2Q26	50	—
Loganville, Georgia(2)	2Q26	40	—
Norristown, Pennsylvania	3Q26	50	—
San Antonio, Texas	4Q26	50	—
Bangor, Maine	4Q26	50	—
Avondale, Arizona	4Q26	60	—
Wesley Chapel, Florida		—	50
St. George, Utah		—	50
Apollo Beach, Florida		—	50
Haslet, Texas		—	50
Fishers, Indiana		—	50
Remote and satellite hospitals (included in bed additions)(1)
Cleveland, Tennessee	4Q26	40	—
Other bed additions		150 - 200	150 - 200
(1) Opening dates are tentative
(2) Expected joint venture
We also continued our shareholder distributions in 2025 through common stock repurchases and paying a quarterly cash dividend on our common stock. For additional information on our common stock repurchases and quarterly dividend payments, see the “Liquidity and Capital Resources” section of this Item.
Business Outlook
We remain optimistic regarding the intermediate and long-term prospects of our business. Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to continue to grow for the foreseeable future. More specifically, the average age of our Medicare patients is approximately 77, and the population group for ages 75 and older is expected to grow at approximately 4% per year through 2030. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, inpatient rehabilitation services.
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
Reimbursement claims made by healthcare providers, including inpatient rehabilitation facilities (“IRFs”), are subject to audit from time to time by governmental payors, such as the Centers for Medicare & Medicaid Services (“CMS”) and state Medicaid programs, their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings, other auditors contracted by CMS, and private insurance carriers, as well as the United States Department of Health and Human Services Office of Inspector General. These audits as well as the ordinary course claim reviews of our billings result in payment denials, including recoupment of previously paid claims. Healthcare providers can challenge denials through an administrative appeals process that can be extremely lengthy, taking up to several years. For additional details of our claim reviews, see Item 1, Business, “Sources of Revenues,” Item 1A, Risk Factors, “Reimbursement Risks,” and Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying consolidated financial statements.
•Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs. Substantially all of our business consists of inpatient rehabilitation services. From a payor perspective, our reimbursement and regulatory risk is concentrated in the Medicare inpatient rehabilitation rules and regulations. We derive approximately 65% of our Net operating revenues from fee-for-service Medicare and approximately 16% from Medicare Advantage.
As part of its annual rulemaking process for various healthcare provider categories, CMS adopts IRF reimbursement rate changes effective from October through the following September. On August 1, 2025, CMS released its notice of final rulemaking for fiscal year 2026 for IRFs (the “2026 IRF Rule”) under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). Based on our analysis that utilizes the acuity of our patients annualized over a twelve-month period ended June 30, 2025, our experience with outlier payments over this same time frame, and other factors, we believe the 2026 IRF Rule will result in a net increase to our Medicare payment rates of approximately 2.9% effective October 1, 2025.
Congress may also adopt legislation that directly affects Medicare reimbursement. These reimbursement changes can result in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments for IRF services. For example, the Patient Protection and Affordable Care Act (the “ACA”) enacted in 2010 provided for specific reductions to healthcare providers’ annual reimbursement rate updates and other payment policy changes. The Budget Control Act of 2011 provides for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers to reduce deficit spending. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through the first five months of fiscal year 2033 unless Congress and the President take further action. Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit in the federal budget, Statutory PAYGO requires OMB to order sequestration of Medicare, which could result in Medicare program payments reductions of up to four percent. There can be no assurance that future federal rulemaking and legislation will not result in reimbursement freezes or reductions, or reimbursement increases that are less than the increases we experience in our costs of operation.
In addition to direct changes to Medicare reimbursement rates, other federal regulatory and legislative actions affect healthcare generally and our business specifically. For example, the ACA included provisions intended to promote alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives, including the Bundled Payments for Care Improvement Initiative Advanced (“BPCI Advanced”), the Comprehensive Care for Joint Replacement (“CJR”) program, and more recently, the Transforming Episode Accountability Model (“TEAM”). Likewise, CMS regulatory proposals can affect our operations. On December 14, 2020, CMS announced a five-year review choice demonstration for inpatient rehabilitation services (the “RCD”), under which Medicare reimbursement claims are assessed for compliance with applicable coverage and clinical documentation requirements. In August 2023, IRFs located in Alabama began participation in RCD. In June 2024, CMS expanded RCD to include IRFs located in Pennsylvania and billing to a certain MAC. We do not bill to that MAC, so we are not subject to the program in Pennsylvania at this time. In December 2025, CMS announced the expansion of RCD to Texas and California, effective March 2, 2026 and May 1, 2026, respectively. With the expansion to those two states, we expect 33 of our current inpatient rehabilitation hospitals (representing approximately 11.9% of our IRF Medicare claims) to be subject to RCD. After the initial four states, CMS intends to expand the demonstration to include additional IRFs based on the MAC to which those IRFs submit claims. There are no details of that expansion at this time. For additional details on RCD, see Item 1A, Risk Factors, “Other Regulatory Risks.”
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains a range of healthcare-related provisions impacting coverage, financing, and provider reimbursement in state Medicaid programs. These provisions include enrollee work requirements, limitations on states’ ability to assess provider taxes to increase federal matching Medicaid funds, and limitations on states’ directed payments to providers. Most of these provisions take effect in 2027 or later and likely require additional federal and state regulatory action to implement. The OBBBA includes other non-healthcare specific, tax-related items. For further discussion of these items, see Note 14, Income Taxes, to the accompanying consolidated financial statements of this report, and the “Results of Operations” section of this Item.
For additional discussion of changes to Medicare reimbursement, including the 2026 IRF Rule and Statutory PAYGO, and other proposed and adopted legislative and regulatory actions, including alternative payment models, RCD, and the OBBBA, that may be material to our business, see Item 1, Business, and Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks.”
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
As discussed in Item 1, Business, healthcare will be the subject of significant regulatory and legislative changes regardless of party in control of the executive and legislative branches of state and federal governments. We will continue to evaluate these laws and regulations and position the Company for this industry shift. Based on our track record, we believe we can adapt to regulatory and industry changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care and allow access to that care by patients who would benefit from treatment in inpatient rehabilitation hospitals.
•Maintaining Strong Volume Growth. Various factors, including competition and increasing regulatory and administrative burdens, may impact our ability to maintain and grow our hospital volumes. In any particular market, we may encounter competition from local or national entities with longer operating histories or other competitive advantages, such as acute-care hospitals who provide post-acute services similar to ours or other post-acute providers with relationships with referring acute-care hospitals or physicians. Aggressive payment review practices by Medicare contractors, aggressive enforcement of regulatory policies by government agencies, and restrictive or burdensome rules, regulations or statutes governing reimbursement and admissions practices may deny access to care for, or lead us to not accept patients who would be appropriate for and would benefit from the services we provide. In addition, from time to time, we must get regulatory approval to expand our services and locations in states with certificate of need laws. This approval may be withheld or take longer than expected. In the case of new-store volume growth, the addition of hospitals to our portfolio also may be difficult and take longer than expected.
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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2025	2024	2023
Medicare	65.4%	65.1%	65.0%
Medicare Advantage	16.4%	16.8%	16.2%
Managed care	10.7%	10.8%	11.1%
Medicaid	3.1%	3.3%	4.0%
Other third-party payors	0.7%	0.8%	0.9%
Workers' compensation	0.5%	0.5%	0.5%
Patients	0.3%	0.3%	0.3%
Other income	2.9%	2.4%	2.0%
Total	100.0%	100.0%	100.0%
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
Our Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from non-patient care services, such as state directed and supplemental payments and management and administrative fees. These other revenues are included in “other income” in the above table. See Item 1, Business, “Medicaid Reimbursement,” for additional information on state directed and supplemental payments.

Our Results
Our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In Millions, Except Percentage Change)
Net operating revenues	$5,935.2	$5,373.2	$4,801.2	10.5%	11.9%
Operating expenses:
Salaries and benefits	3,115.9	2,901.0	2,600.1	7.4%	11.6%
Other operating expenses	888.7	802.6	719.1	10.7%	11.6%
Occupancy costs	59.0	57.3	56.3	3.0%	1.8%
Supplies	254.4	239.0	218.3	6.4%	9.5%
General and administrative expenses	236.2	209.2	201.7	12.9%	3.7%
Depreciation and amortization	327.9	299.6	273.9	9.4%	9.4%
Total operating expenses	4,882.1	4,508.7	4,069.4	8.3%	10.8%
Loss on early extinguishment of debt	—	0.6	—	(100.0)%	N/A
Interest expense and amortization of debt discounts and fees	123.2	137.4	143.5	(10.3)%	(4.3)%
Other income	(18.8)	(20.1)	(15.7)	(6.5)%	28.0%
Equity in net income of nonconsolidated affiliates	(4.3)	(3.0)	(3.2)	43.3%	(6.3)%
Income from continuing operations before income tax expense	953.0	749.6	607.2	27.1%	23.5%
Provision for income tax expense	192.9	150.2	132.2	28.4%	13.6%
Income from continuing operations	760.1	599.4	475.0	26.8%	26.2%
Loss from discontinued operations, net of tax	(1.0)	(2.8)	(12.0)	(64.3)%	(76.7)%
Net income	759.1	596.6	463.0	27.2%	28.9%
Less: Net income attributable to noncontrolling interests	(192.9)	(140.9)	(111.0)	36.9%	26.9%
Net income attributable to Encompass Health	$566.2	$455.7	$352.0	24.2%	29.5%
Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2025	2024	2023
Operating expenses:
Salaries and benefits	52.5%	54.0%	54.2%
Other operating expenses	15.0%	14.9%	15.0%
Occupancy costs	1.0%	1.1%	1.2%
Supplies	4.3%	4.4%	4.5%
General and administrative expenses	4.0%	3.9%	4.2%
Depreciation and amortization	5.5%	5.6%	5.7%
Total operating expenses	82.3%	83.9%	84.8%

Additional information regarding our operating results is as follows:

	For the Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$5,756.3	$5,230.5	$4,693.8	10.1%	11.4%
Other	178.9	142.7	107.4	25.4%	32.9%
Net operating revenues	$5,935.2	$5,373.2	$4,801.2	10.5%	11.9%
	(Actual Amounts)
Discharges	263,299	248,498	229,480	6.0%	8.3%
Net patient revenue per discharge	21,862	21,048	20,454	3.9%	2.9%
Outpatient visits	86,238	114,034	120,835	(24.4)%	(5.6)%
Average length of stay (days)	12.1	12.2	12.4	(0.8)%	(1.6)%
Occupancy %	75.9%	74.6%	72.1%	1.7%	3.5%
# of licensed beds	11,465	11,094	10,778	3.3%	2.9%
Occupied beds	8,702	8,276	7,771	5.1%	6.5%
Full-time equivalents (FTEs) - internal	28,948	27,658	25,850	4.7%	7.0%
Contract labor FTEs	355	427	425	(16.9)%	0.5%
Total FTEs*	29,303	28,085	26,275	4.3%	6.9%
Employees per occupied bed	3.37	3.39	3.38	(0.6)%	0.3%
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
2025 Compared to 2024
Net Operating Revenues
Our consolidated Net operating revenues increased during 2025 compared to 2024 primarily due to increased volumes and favorable pricing. Discharge growth included a 3.4% increase in same-store discharges. Discharge growth from new stores during 2025 compared to 2024 resulted from our joint ventures in Atlanta, Georgia (May 2024), Louisville, Kentucky (June 2024), Athens, Georgia (March 2025), and Fort Myers, Florida (May 2025), as well as our wholly owned hospitals in Kissimmee, Florida (May 2024), Johnston, Rhode Island (July 2024), Fort Mill, South Carolina (September 2024), Houston, Texas (November 2024), and Daytona Beach, Florida (July 2025). Growth in net patient revenue per discharge in 2025 compared to 2024 primarily resulted from an increase in reimbursement rates and a decrease in revenue reserves related to bad debt.
The increase in other revenue during 2025 included an increase of $39.0 million in Medicaid supplemental payments (partially offset by an increase of $33.4 million in provider tax expenses included in Other operating expenses). Medicaid supplemental payments represent amounts received under state directed and supplemental payment programs associated with Medicaid. See Item 1, Business, “Medicaid Reimbursement,” for additional information.

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
Salaries and benefits increased in 2025 compared to 2024 primarily due to salary and benefit cost increases for our employees and increased patient volumes, including an increase in the number of FTEs as a result of our development activities. Salaries and benefits decreased as a percent of Net operating revenues during 2025 compared to 2024 primarily due to a decline in EPOB and decreases in both contract labor and sign-on and shift bonuses.
Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, non-income related taxes, professional fees, utilities, insurance, and repairs and maintenance.
Other operating expenses increased in terms of dollars and as a percent of Net operating revenues during 2025 compared to 2024 primarily due to increased provider tax expense, as discussed above, and higher costs resulting from development activities.
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
Supplies increased during 2025 compared to 2024 primarily due to higher costs resulting from our development activities.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, human resources, corporate accounting, legal services, and internal audit and controls that are managed from our home office in Birmingham, Alabama. These expenses also include stock-based compensation expenses.
General and administrative expenses increased in terms of dollars and as a percent of Net operating revenues during 2025 compared to 2024 primarily due to higher incentive compensation and costs associated with our transition to a new enterprise resource planning system, Oracle Fusion, in 2025.
Depreciation and Amortization
Depreciation and amortization increased during 2025 compared to 2024 due to our capital investments throughout 2024 and 2025. See “Executive Overview” section of this Item for information related to our development activity. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees in 2025 compared to 2024 primarily resulted from the September 2025, November 2024, and August 2024 redemptions of $100 million, $100 million, and $150 million, respectively, in outstanding principal amount of the Company’s 5.75% Senior Notes due 2025 (the “2025 Notes”). Cash paid for interest approximated $133 million and $147 million in 2025 and 2024, respectively. For additional information, see Note 8, Long-term Debt, to the accompanying consolidated financial statements.

Provision for Income Tax Expense
Our Provision for income tax expense increased in 2025 compared to 2024 primarily due to higher Income from continuing operations before income tax expense.
The OBBBA contained a broad range of tax reform provisions affecting businesses. While tax changes in the OBBBA did not have a material impact on our effective tax rate, certain tax provisions in the OBBBA, namely the provision that permanently extended bonus depreciation for certain assets placed in service after January 19, 2025 and the provision allowing for immediate expensing of certain research and development costs, resulted in current deductions that yielded lower cash income tax for 2025. We currently estimate these provisions produced an additional approximately $84 million in current deductions resulting in approximately $22 million in cash tax savings in 2025. Our cash payments for income taxes approximated $124 million and $164 million, net of refunds, in 2025 and 2024, respectively. These payments were based on estimates of taxable income. The 2025 payments included estimates of the tax provisions contained in the OBBBA. In 2025 and 2024, current income tax expense was $170.6 million and $139.5 million, respectively.
We estimate we will pay approximately $150 million to $180 million of cash income taxes, net of refunds, in 2026. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2026.
We continue to evaluate the tax and other provisions of the OBBBA and the potential effects on our financial position, results of operations, and cash flows. The OBBBA includes other non-tax specific, healthcare-related items. For further discussion of the OBBBA, see Item 1, Business, and Item 1A, Risk Factors, “Reimbursement Risks.”
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
See Note 14, Income Taxes, to the accompanying consolidated financial statements and the “Critical Accounting Estimates” section of this Item.
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during 2025 compared to 2024 primarily resulted from increased profitability from certain existing joint venture hospitals partially offset by the ramp up of new joint venture hospitals. Net income attributable to noncontrolling interests during 2024 included the impact from the impairment related to the closure of our joint venture hospital in Eau Claire, Wisconsin in February 2024, as discussed above. See the “Executive Overview” section of this Item for additional information on our new joint venture hospitals.
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
Suppliers pass along rising costs to us in the form of higher prices. For example, we experienced higher prices for our medical supplies (including PPE) and food as a result of the COVID-19 pandemic. Our supply chain efforts and our continual focus on monitoring and actively managing medical supplies and pharmaceutical costs have enabled us to accommodate increased pricing related to supplies and other operating expenses over the past few years. However, we cannot predict our ability to cover future cost increases including increase in the cost of PPE.
It should be noted that we have little or no ability to pass on these increased costs associated with providing services to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates.
See Item 1A, Risk Factors, for additional information.

Relationships and Transactions with Related Parties
Related party transactions were not material to our operations in 2025, 2024, or 2023, and therefore, are not presented as a separate discussion within this Item.
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
Consistent with these objectives, in September 2025, we redeemed the remaining $100 million of the outstanding principal balance of our 5.75% Senior Notes due 2025 at maturity using cash on hand and capacity under our revolving credit facility. See Note 8, Long-term Debt, to the accompanying consolidated financial statements, for additional information.
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
Current Liquidity
As of December 31, 2025, we had $72.2 million in Cash and cash equivalents. This amount excludes $30.7 million in Restricted cash and $145.8 million of restricted marketable securities ($42.2 million included in Other current assets and $103.6 million included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2025, we had approximately $824 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2025, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for 2025 and the interest rate in effect under our credit agreement during the three-month period ended December 31, 2025, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for the entire year, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2027, and our bonds all mature in 2028 and beyond. See Note 8, Long-term Debt, to the accompanying consolidated financial statements, for additional information related to our debt. Also, see the “Contractual Obligations” section below for information related to our contractual obligations as of December 31, 2025.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities of continuing operations (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$1,177.0	$1,005.9	$866.8
Net cash used in investing activities	(764.6)	(653.3)	(602.8)
Net cash used in financing activities	(431.2)	(330.6)	(197.2)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(18.8)	$22.0	$66.8
2025 Compared to 2024
Operating activities. The increase in Net cash provided by operating activities of continuing operations during 2025 compared to 2024 primarily resulted from an increase in Net income which was driven by growth in Net operating revenues.
Investing activities. The increase in Net cash used in investing activities of continuing operations during 2025 compared to 2024 primarily resulted from increased Purchases of property, equipment, and intangible assets.
Financing activities. The increase in Net cash used in financing activities of continuing operations during 2025 compared to 2024 primarily resulted from lower Contributions from noncontrolling interests of consolidated affiliates and higher repurchases of common stock partially offset by lower net debt payments. Net debt payments during 2025 included the redemption of $100 million of the remaining principal balance of our 2025 Notes using cash on hand and capacity under our revolving credit facility. Net debt payments during 2024 included the redemption of $250 million of the outstanding principal balance of our 2025 Notes using cash on hand. See Note 8, Long-term Debt, to the accompanying consolidated financial statements, for additional information related to our debt. Contributions from noncontrolling interests of consolidated affiliates during 2024 included approximately $90 million from Piedmont. See Note 1, Summary of Significant Accounting Policies, “Noncontrolling Interests in Consolidated Affiliates,” to the accompanying consolidated financial statements, for additional information on this transaction. For additional information related to our stock repurchases, see the “Authorizations for Returning Capital to Stakeholders” section of this Item.
Contractual Obligations
Our consolidated contractual obligations as of December 31, 2025 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,066.2	$17.2	$2,049.0
Revolving credit facility	130.0	—	130.0
Interest on long-term debt (b)	368.9	106.7	262.2
Finance lease obligations (c)	411.4	47.6	363.8
Operating lease obligations (d)	305.2	39.5	265.7
Purchase obligations (e)	232.6	62.9	169.7
Total	$3,514.3	$273.9	$3,240.4

(a)Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 8, Long-term Debt, to the accompanying consolidated financial statements.
(b)Interest on our fixed rate debt is presented using the stated interest rate. Interest on our variable rate debt is estimated using the rate in effect as of December 31, 2025. Interest pertaining to our bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line (see Note 6, Leases, and Note 8, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.
(c)Amounts include interest portion of future minimum finance lease payments.
(d)We lease approximately 9% of our hospitals as well as other property under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 6, Leases, to the accompanying consolidated financial statements.
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2025, we made capital expenditures of approximately $736 million for property, equipment, and intangible assets. During 2026, we expect to spend approximately $920 million to $995 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $225 million to $240 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects. At December 31, 2025, we have projects under construction which have an estimated additional cost to complete over the next two years of approximately $441 million. We expect to fund capital expenditures using cash on hand and borrowings under our revolving credit facility.
Authorizations for Returning Capital to Stakeholders
In October 2024, February 2025, and May 2025, our board of directors declared cash dividends of $0.17 per share that were paid in January 2025, April 2025, and July 2025, respectively. In July 2025, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.19 per share paid in October 2025. That same month, our board again declared a cash dividend of $0.19 per common share which was paid in January 2026. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, and (2) either (a) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x and our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.50x or (b) our leverage ratio remains in compliance with the leverage ratio covenant and there is capacity under the Available Amount as defined in the credit agreement. The terms of our Senior Notes (defined below) indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which has been amended from time to time. Most recently, on July 24, 2024, our board approved resetting the aggregate common stock repurchase authorization to $500 million. As of December 31, 2025, approximately $332 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During 2025, we repurchased 1.5 million shares of our common stock in the open market for $158.0 million under this repurchase authorization using cash on hand. During 2024, we repurchased 0.4 million shares of our common stock in the open market for $31.1 million under this repurchase authorization using cash on hand. There were no repurchases of our common stock during 2023. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $1 billion revolving credit facility.
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

For the Year Ended December 31, 2025
(In Millions)
Net operating revenues	$3,688.1
Intercompany revenues generated from non-guarantor subsidiaries	111.6
Total net operating revenues	$3,799.7

Operating expenses	$3,192.7
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	42.7
Total operating expenses	$3,235.4

Income from continuing operations	$339.4
Net income	$338.1
Net income attributable to Encompass Health	$338.1

As of December 31, 2025
(In Millions)
Total current assets	$641.3

Property and equipment, net	$2,798.8
Goodwill	893.2
Intercompany receivable due from non-guarantor subsidiaries	62.9
Other noncurrent assets	516.4
Total noncurrent assets	$4,271.3

Total current liabilities	$634.4

Long-term debt, net of current portion	$2,383.7
Other noncurrent liabilities	361.2
Total noncurrent liabilities	$2,744.9

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

Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$1,175.6	$1,002.8	$850.8
Interest expense and amortization of debt discounts and fees	123.2	137.4	143.5
Gain on sale of investments, excluding impairments	5.9	2.7	4.6
Equity in net income of nonconsolidated affiliates	4.3	3.0	3.2
Net income attributable to noncontrolling interests in continuing operations	(192.9)	(140.9)	(111.0)
Amortization of debt-related items	(9.6)	(9.7)	(9.5)
Distributions from nonconsolidated affiliates	(4.1)	(4.0)	(1.6)
Current portion of income tax expense	170.6	139.5	128.3
Change in assets and liabilities	(4.3)	(21.9)	(50.3)
Cash used in operating activities of discontinued operations	1.4	3.1	16.0
Asset impairment impact on noncontrolling interests	—	(7.3)	—
State regulatory change impact on noncontrolling interests	—	—	(2.2)
Change in fair market value of marketable securities	(2.5)	(1.0)	(0.7)
Other	0.3	—	—
Adjusted EBITDA	$1,267.9	$1,103.7	$971.1
Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2025	2024	2023
Net income	$759.1	$596.6	$463.0
Loss from discontinued operations, net of tax, attributable to Encompass Health	1.0	2.8	12.0
Net income attributable to noncontrolling interests included in continuing operations	(192.9)	(140.9)	(111.0)
Provision for income tax expense	192.9	150.2	132.2
Interest expense and amortization of debt discounts and fees	123.2	137.4	143.5
Loss on early extinguishment of debt	—	0.6	—
Loss on disposal or impairment of assets	2.7	17.4	9.8
Depreciation and amortization	327.9	299.6	273.9
Stock-based compensation	56.5	48.3	50.6
State regulatory change impact on noncontrolling interests	—	—	(2.2)
Change in fair market value of marketable securities	(2.5)	(1.0)	(0.7)
Asset impairment impact on noncontrolling interests	—	(7.3)	—
Adjusted EBITDA	$1,267.9	$1,103.7	$971.1
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

The table below shows a summary of our net accounts receivable balances as of December 31, 2025 and 2024. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to the accompanying consolidated financial statements.

	As of December 31,
	2025	2024
	(In Millions)
Current:
0 - 30 Days	$472.9	$449.3
31 - 60 Days	47.0	46.7
61 - 90 Days	23.8	25.5
91 - 120 Days	16.4	14.8
120 + Days	53.3	56.7
Patient accounts receivable	613.4	593.0
Other accounts receivable	5.8	5.8
	619.2	598.8
Noncurrent patient accounts receivable	25.5	30.6
Accounts receivable	$644.7	$629.4
Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, the proper function and availability of billing systems, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding, pre-payment claim reviews by our respective MACs, and reimbursement claims audits by governmental or other payors and their agents. As of December 31, 2025 and 2024, $25.5 million and $30.6 million, respectively, of our patient accounts receivable represented denials that were under review or audit. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying consolidated financial statements of this report.
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

Net self-insurance reserves as of December 31, 2025:
As reported, with 50% statistical confidence level	177.9
With 70% statistical confidence level	190.3
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
Income Taxes
We provide for income taxes using the asset and liability method. We also evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” and Note 14, Income Taxes, to the accompanying consolidated financial statements for a more complete discussion of income taxes and our policies related to income taxes.
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
During the year ended December 31, 2025, we increased our valuation allowance by $0.4 million. As of December 31, 2025, we had a remaining valuation allowance of $21.4 million which primarily related to foreign tax credits generated by our operations in Puerto Rico. We determined it was necessary to maintain a valuation allowance on our foreign tax credits due to uncertainties related to our ability to utilize a portion of these credits before they expire. The amount of the valuation allowance has been determined based on the weight of all available evidence, as described above, including management’s estimates of taxable income over the periods in which the related deferred tax assets will be recoverable.
Assessment of Loss Contingencies
We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. See Note 1, Summary of Significant Accounting Policies, “Litigation Reserves,” and Note 16, Contingencies and Other Commitments, to the accompanying consolidated financial statements for additional information.

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
Item 7A.Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use a sensitivity analysis model to evaluate the impact of interest rate changes on our variable rate debt. As of December 31, 2025, our primary variable rate debt outstanding related to $130.0 million in advances under our revolving credit facility. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $1.3 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $1.3 million over the next 12 months. HCS, Ltd., our wholly owned insurance captive maintains positions in investment securities for other than trading purposes, which, as of December 31, 2025, had a fair market value of approximately $146 million. We record our equity securities at fair value and record the change in fair value in our consolidated statements of operations. During the year ended December 31, 2025, we recorded an unrealized gain of $2.1 million pertaining to these securities. For additional information, see Note 3, Cash and Marketable Securities, and Note 11, Fair Value Measurements, to the accompanying consolidated financial statements.
The fair value of our fixed rate debt is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy, and is summarized as follows (in millions):

	December 31, 2025		December 31, 2024
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
5.75% Senior Notes due 2025
Carrying Value	$—	$—	$99.8	$—
Unamortized debt discount and fees	—	—	0.2	—
Principal amount	—	—	100.0	99.7
4.50% Senior Notes due 2028
Carrying Value	792.0	—	788.4	—
Unamortized debt discount and fees	8.0	—	11.6	—
Principal amount	800.0	799.6	800.0	772.3
4.75% Senior Notes due 2030
Carrying Value	787.0	—	784.2	—
Unamortized debt discount and fees	13.0	—	15.8	—
Principal amount	800.0	796.6	800.0	759.0
4.625% Senior Notes due 2031
Carrying Value	393.6	—	392.5	—
Unamortized debt discount and fees	6.4	—	7.5	—
Principal amount	400.0	392.7	400.0	369.9
Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows. See also Note 8, Long-term Debt, and Note 11, Fair Value Measurements, to the accompanying consolidated financial statements.

Item 8.Financial Statements and Supplementary Data
Our consolidated financial statements and related notes are filed together with this report. See the index to financial statements on page F-1 for a list of financial statements filed with this report.
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.Other Information
Insider Trading Arrangements
None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None applicable.

PART III
We expect to file a definitive proxy statement relating to our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2026 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10.Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement under the captions “Items of Business Requiring Your Vote—Proposal 1—Election of Directors,” “Corporate Governance and Board Structure—Corporate Governance—Code of Ethics,” —Insider Trading Policy,” “—Board Structure and Committees—Audit Committee,” “—Board Composition and Director Nomination Process—Director Nominees Proposed by Stockholders,” and “Executive Officers.”
Item 11.Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2026 Proxy Statement under the captions “Corporate Governance and Board Structure—Compensation of Directors,” “Compensation and Human Capital Committee Matters,” and “Executive Compensation,” except as to the information under the “Pay vs. Performance” caption which is only required to be disclosed in the proxy statement pursuant to Item 402(v) of Regulation S-K.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement under the captions “Executive Compensation—Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13.Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement under the captions “Corporate Governance and Board Structure—Director Independence” and “Certain Relationships and Related Transactions.”
Item 14.Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement under the caption “Items of Business Requiring Your Vote—Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

4.1.1
Indenture, dated as of December 1, 2009, between Encompass Health Corporation and Computershare Trust Company, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York, relating to Encompass Health’s outstanding senior notes (incorporated by reference to Exhibit 4.7.1 to Encompass Health’s Annual Report on Form 10-K filed on February 23, 2010).

4.1.2
First Supplemental Indenture, dated December 1, 2009, among Encompass Health Corporation, the Subsidiary Guarantors (as defined therein) and Computershare Trust Company, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.7.2 to Encompass Health’s Annual Report on Form 10-K filed on February 23, 2010).

4.1.3
Second Supplemental Indenture, dated as of October 7, 2010, among Encompass Health Corporation, the guarantors party thereto and Computershare Trust Company, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.2 to Encompass Health’s Current Report on Form 8-K filed on October 12, 2010).

4.1.4
Third Supplemental Indenture, dated October 7, 2010, among Encompass Health Corporation, the Subsidiary Guarantors (as defined therein) and Computershare Trust Company, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.3 to Encompass Health’s Current Report on Form 8-K filed on October 12, 2010).

4.1.5
Fourth Supplemental Indenture, dated September 11, 2012, among Encompass Health Corporation, the Subsidiary Guarantors (as defined therein) and Computershare Trust Company, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.2 to Encompass Health’s Current Report on Form 8-K filed on September 11, 2012).

4.1.6
Fifth Supplemental Indenture, dated as of March 12, 2015, among Encompass Health Corporation, the guarantors party thereto and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Encompass Health’s Current Report on Form 8-K filed on March 12, 2015).

4.1.7
Sixth Supplemental Indenture, dated as of August 7, 2015, among Encompass Health Corporation, the guarantors party thereto and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Encompass Health’s Current Report on Form 8-K filed on August 12, 2015).

4.1.8
Seventh Supplemental Indenture, dated as of September 16, 2015, among Encompass Health Corporation, the guarantors party thereto and Computershare Trust Company, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.2 to Encompass Health’s Current Report on Form 8-K filed on September 21, 2015).

4.1.9
Eighth Supplemental Indenture dated as of September 18, 2019, among Encompass Health Corporation, the guarantors party thereto and Computershare Trust Company, National Association, as successor trustee, relating to the 4.500% Notes due 2028 (incorporated by referenced to Exhibit 4.2 to the Encompass Health’s Current Report on Form 8-K filed on September 18, 2019).

4.1.10
Ninth Supplemental Indenture dated as of September 18, 2019, among Encompass Health Corporation, the guarantors party thereto and Computershare Trust Company, National Association, as successor trustee, relating to the 4.750% Notes due 2030 (incorporated by referenced to Exhibit 4.3 to the Encompass Health’s Current Report on Form 8-K filed on September 18, 2019).

4.1.11
Tenth Supplemental Indenture, dated as of October 5, 2020, among Encompass Health Corporation, the guarantors party thereto and Computershare Trust Company, National Association, as successor trustee, relating to the 4.625% Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Encompass Health’s Current Report on Form 8-K filed on October 5, 2020).

4.1.12
Eleventh Supplemental Indenture, dated as of December 15, 2021, among Encompass Health Corporation, the guarantors party thereto and Computershare Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 4.3 to the Encompass Health’s Current Report on Form 8-K filed on December 17, 2021).

4.1.13
Twelfth Supplemental Indenture, dated as of January 24, 2022, among Encompass Health Corporation, the guarantors party thereto and Computershare Trust Company, National Association, as successor trustee, relating to the 4.500% Notes due 2028, 4.750% Notes due 2030 and 4.625% Notes due 2031 (incorporated by reference to Exhibit 4.5 to the Encompass Health’s Current Report on Form 8-K filed on January 25, 2022).

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

10.1.2
Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan)(incorporated by reference to Exhibit 10.12.2 to Encompass Health’s Annual Report on Form 10-K filed on March 29, 2006).+

10.2
Form of Indemnity Agreement entered into between Encompass Health Corporation and the directors of Encompass Health (incorporated by reference to Exhibit 10.31 to Encompass Health’s Annual Report on Form 10-K filed on June 27, 2005).+

10.3
Encompass Health Corporation Sixth Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.3 to Encompass Health’s Annual Report on Form 10-K filed on February 28, 2025).+

10.4
Description of the Encompass Health Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in Encompass Health’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2025).+

10.5
Description of the annual compensation arrangement for non-employee directors of Encompass Health Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in Encompass Health’s Definitive Proxy Statement on Schedule 14A, filed on April 1, 2025).+

10.6
Encompass Health Corporation Sixth Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.6 to Encompass Health’s Annual Report on Form 10-K filed on February 28, 2025).+

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

10.9	Encompass Health Corporation Directors’ Deferred Stock Investment Plan (incorporated by reference to Exhibit 10.15 to Encompass Health’s Annual Report on Form 10-K filed on February 19, 2013).+

10.10.1	Encompass Health Corporation 2016 Omnibus Performance Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.10.2	Form of Non-Qualified Stock Option Agreement (2016 and 2025 Omnibus Performance Incentive Plans).+

10.10.3	Form of Restricted Stock Award Agreement (2016 and 2025 Omnibus Performance Incentive Plans).+

10.10.4	Form of Performance Share Unit Award Agreement (2016 and 2025 Omnibus Performance Incentive Plans).+

10.10.5	Form of Restricted Stock Unit Award Agreement (2016 and 2025 Omnibus Performance Incentive Plans).+

10.11	Encompass Health Corporation 2025 Omnibus Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 2, 2025).+

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

101
Sections of the Encompass Health Corporation Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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
+     Management contract or compensatory plan or arrangement

Item 16.Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS HEALTH CORPORATION

By:	/s/ MARK J. TARR
Mark J. Tarr
President and Chief Executive Officer

Date:	February 26, 2026

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

Signature	Capacity	Date

/s/ MARK J. TARR	President and Chief Executive Officer and Director	February 26, 2026
Mark J. Tarr

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 26, 2026
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 26, 2026
Andrew L. Price

/s/ GREG D. CARMICHAEL	Chairman of the Board of Directors	February 26, 2026
Greg D. Carmichael

/s/ Edward M. CHRISTIE III	Director	February 26, 2026
Edward M. Christie III

/s/ CAIN A. HAYES	Director	February 26, 2026
Cain A. Hayes

/s/ JOAN E. HERMAN	Director	February 26, 2026
Joan E. Herman

/s/ LESLYE G. KATZ	Director	February 26, 2026
Leslye G. Katz

/s/ KEVIN J. O’CONNOR	Director	February 26, 2026
Kevin J. O’Connor

/s/ CHRISTOPHER R. REIDY	Director	February 26, 2026
Christopher R. Reidy

/s/ NANCY M. SCHLICHTING	Director	February 26, 2026
Nancy M. Schlichting

/s/ TERRANCE WILLIAMS	Director	February 26, 2026
Terrance Williams

Item 15.Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Encompass Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Encompass Health Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Patient Accounts Receivable - Contractual Allowances and Uncollectible Amounts

As described in Notes 1 and 4 to the consolidated financial statements, revenues are recognized (or measured) using the input method as therapy, nursing, and auxiliary services are provided based on management’s estimate of the respective transaction price. Management’s estimate of the transaction price includes estimates of price concessions for such items as contractual allowances, potential adjustments that may arise from payment and other reviews, and uncollectible amounts. Revenues recognized are subject to a number of elements which may impact both the overall amount of revenue realized as well as the timing of the collection of the related patient accounts receivable. Factors considered by management in determining the estimated transaction price include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Management assumes these factors will remain consistent with the experience for patients discharged in similar time periods for the same payor classes. The Company’s consolidated accounts receivable balance is $644.7 million as of December 31, 2025. Management estimates the allowance for uncollectible amounts based on the aging of accounts receivable, historical collection experience for each type of payor, and other relevant factors. As disclosed by management, changes in general economic conditions are also considered.

The principal considerations for our determination that performing procedures relating to valuation of patient accounts receivable – contractual allowances and uncollectible amounts is a critical audit matter are the significant judgment by management to estimate patient accounts receivable and the amount that will ultimately be collected under the terms of the third-party payor contracts, which in turn led to significant auditor judgment and effort to evaluate the audit evidence obtained related to the valuation of patient accounts receivable.

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

Valuation of Patient Accounts Receivable - Denied Claims

As described in Note 1 to the consolidated financial statements, the Company’s Medicare claims have been subject to review by Medicare Administrative Contractors (“MACs”) under programs known as “widespread probes.” The MACs probes have resulted in denial of payment for claims billed under certain diagnosis codes. While the Company generally disputes or appeals most of the denials of payments resulting from the MACs probes, the Medicare appeals adjudication process, which is administered by the Office of Medicare Hearings and Appeals (“OMHA”), has been subject to significant delay resulting in a backlog of claims awaiting adjudication. As of December 31, 2025, there were approximately $39.0 million in denied claims that were under review. As disclosed in Note 1, the Company’s historical experience and success in the adjudication of these appeals is a component of management’s estimate of transaction price.

The principal considerations for our determination that performing procedures relating to valuation of patient accounts receivable – denied claims is a critical audit matter are the significant judgment by management to estimate the ultimate expected amount of collectible accounts receivable related to denied claims. This in turn led to a high degree of auditor judgment and effort to evaluate the audit evidence obtained related to the valuation of such denied claims.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of patient accounts receivable related to denied claims, which included controls around the identification of denied claims at period-end, as well as controls to assess the reasonableness of the success rate estimates. These procedures also included, among others, i) evaluating management’s process for developing the estimates for collectible amounts related to denied claims, as well as the relevance and use of the historical billings and collection data as an input to the valuation analysis, ii) evaluating the reasonableness of management’s analysis and success rate estimate for denied claims by comparing it to the Company’s adjudicated denied claims results, iii) performing testing over a sample of denied revenue transactions by inspecting evidence that the claim was denied, and iv) performing testing over a sample of cash collections from the historical collection data used in management’s estimation of collectability.

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 26, 2026

We have served as the Company’s auditor since 2003.

Encompass Health Corporation and Subsidiaries Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024	2023
	(In Millions, Except Per Share Data)
Net operating revenues	$5,935.2	$5,373.2	$4,801.2
Operating expenses:
Salaries and benefits	3,115.9	2,901.0	2,600.1
Other operating expenses	888.7	802.6	719.1
Occupancy costs	59.0	57.3	56.3
Supplies	254.4	239.0	218.3
General and administrative expenses	236.2	209.2	201.7
Depreciation and amortization	327.9	299.6	273.9
Total operating expenses	4,882.1	4,508.7	4,069.4
Loss on early extinguishment of debt	—	0.6	—
Interest expense and amortization of debt discounts and fees	123.2	137.4	143.5
Other income	(18.8)	(20.1)	(15.7)
Equity in net income of nonconsolidated affiliates	(4.3)	(3.0)	(3.2)
Income from continuing operations before income tax expense	953.0	749.6	607.2
Provision for income tax expense	192.9	150.2	132.2
Income from continuing operations	760.1	599.4	475.0
Loss from discontinued operations, net of tax	(1.0)	(2.8)	(12.0)
Net income	759.1	596.6	463.0
Less: Net income attributable to noncontrolling interests	(192.9)	(140.9)	(111.0)
Net income attributable to Encompass Health	$566.2	$455.7	$352.0

Weighted average common shares outstanding:
Basic	100.5	99.9	99.5
Diluted	102.2	102.2	101.3
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$5.63	$4.56	$3.63
Discontinued operations	(0.01)	(0.03)	(0.12)
Net income	$5.62	$4.53	$3.51
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$5.55	$4.49	$3.59
Discontinued operations	(0.01)	(0.03)	(0.12)
Net income	$5.54	$4.46	$3.47

Amounts attributable to Encompass Health:
Income from continuing operations	$567.2	$458.5	$364.0
Loss from discontinued operations, net of tax	(1.0)	(2.8)	(12.0)
Net income attributable to Encompass Health	$566.2	$455.7	$352.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2025	2024	2023
	(In Millions)
COMPREHENSIVE INCOME
Net income	$759.1	$596.6	$463.0
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.7	—	—
Reclassifications to net income	(0.1)	—	—
Other comprehensive gain before income taxes	0.6	—	—
Provision for income tax expense related to other comprehensive loss items	(0.1)	—	—
Other comprehensive income, net of tax:	0.5	—	—
Comprehensive income	759.6	596.6	463.0
Comprehensive income attributable to noncontrolling interests	(192.9)	(140.9)	(111.0)
Comprehensive income attributable to Encompass Health	$566.7	$455.7	$352.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2025	2024
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$72.2	$85.4
Restricted cash	30.7	37.7
Accounts receivable	619.2	598.8
Prepaid expenses	53.9	42.3
Other current assets	129.9	122.7
Total current assets	905.9	886.9
Property and equipment, net	4,101.6	3,643.1
Operating lease right-of-use assets	212.6	203.7
Goodwill	1,317.6	1,284.0
Intangible assets, net	308.3	297.8
Other long-term assets	243.7	219.2
Total assets(1)	$7,089.7	$6,534.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$43.6	$138.6
Current operating lease liabilities	26.5	26.3
Accounts payable	178.2	171.0
Accrued payroll	243.7	227.9
Accrued distributions	54.8	31.4
Other current liabilities	289.6	245.8
Total current liabilities	836.4	841.0
Long-term debt, net of current portion	2,447.2	2,359.2
Long-term operating lease liabilities	196.6	189.7
Self-insured risks	153.1	138.6
Deferred income tax liabilities	126.8	105.2
Other long-term liabilities	53.8	51.8
Total liabilities(1)	3,813.9	3,685.5
Commitments and contingencies
Redeemable noncontrolling interests	58.3	56.5
Shareholders’ equity:
Encompass Health shareholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 116,036,500 in 2025; 116,036,500 in 2024	1.2	1.2
Capital in excess of par value	1,869.6	1,847.0
Accumulated income	1,289.4	796.7
Accumulated other comprehensive income	0.5	—
Treasury stock, at cost (16,039,648 shares in 2025 and 15,261,136 shares in 2024)	(722.5)	(577.9)
Total Encompass Health shareholders’ equity	2,438.2	2,067.0
Noncontrolling interests	779.3	725.7
Total shareholders’ equity	3,217.5	2,792.7
Total liabilities(1) and shareholders’ equity	$7,089.7	$6,534.7
(1)Our consolidated assets as of December 31, 2025 and December 31, 2024 include total assets of variable interest entities of $203.8 million and $208.1 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of December 31, 2025 and December 31, 2024 include total liabilities of the variable interest entities of $50.5 million and $45.0 million, respectively. See Note 2, Variable Interest Entities.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity

	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
December 31, 2022	99.8	$1.1	$1,730.2	$115.7	$—	$(536.7)	$516.0	$1,826.3
Net income	—	—	—	352.0	—	—	102.7	454.7
Receipt of treasury stock	(0.1)	—	—	—	—	(8.2)	—	(8.2)
Dividends declared ($0.60 per share)	—	—	0.5	(61.2)	—	—	—	(60.7)
Stock-based compensation	—	—	50.6	—	—	—	—	50.6
Distributions declared	—	—	—	—	—	—	(110.0)	(110.0)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	100.5	100.5
Other	0.6	0.1	5.7	—	—	(2.3)	(1.5)	2.0
December 31, 2023	100.3	1.2	1,787.0	406.5	—	(547.2)	607.7	2,255.2
Net income	—	—	—	455.7	—	—	135.8	591.5
Receipt of treasury stock	(0.2)	—	—	—	—	(12.1)	—	(12.1)
Dividends declared ($0.64 per share)	—	—	0.4	(65.5)	—	—	—	(65.1)
Stock-based compensation	—	—	48.3	—	—	—	—	48.3
Distributions declared	—	—	—	—	—	—	(121.3)	(121.3)
Repurchases of common stock in open market	(0.4)	—	—	—	—	(31.1)	—	(31.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	134.2	134.2
Contribution of our hospital to consolidated joint venture	—	—	23.2	—	—	—	(30.8)	(7.6)
Other	1.1	—	(11.9)	—	—	12.5	0.1	0.7
December 31, 2024	100.8	1.2	1,847.0	796.7	—	(577.9)	725.7	2,792.7
Net income	—	—	—	566.2	—	—	183.5	749.7
Issuance of restricted stock	0.7	—	(28.8)	—	—	28.8	—	—
Receipt of treasury stock	(0.2)	—	—	—	—	(20.0)	—	(20.0)
Dividends declared ($0.72 per share)	—	—	0.2	(73.5)	—	—	—	(73.3)
Stock-based compensation	—	—	56.5	—	—	—	—	56.5
Distributions declared	—	—	—	—	—	—	(164.1)	(164.1)
Repurchases of common stock in open market	(1.5)	—	—	—	—	(158.6)	—	(158.6)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	36.6	36.6
Other	0.2	—	(5.3)	—	0.5	5.2	(2.4)	(2.0)
December 31, 2025	100.0	$1.2	$1,869.6	$1,289.4	$0.5	$(722.5)	$779.3	$3,217.5
The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024	2023
	(In Millions)
Cash flows from operating activities:
Net income	$759.1	$596.6	$463.0
Loss from discontinued operations, net of tax	1.0	2.8	12.0
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	327.9	299.6	273.9
Amortization of debt-related items	9.6	9.7	9.5
Equity in net income of nonconsolidated affiliates	(4.3)	(3.0)	(3.2)
Distributions from nonconsolidated affiliates	4.1	4.0	1.6
Stock-based compensation	56.5	48.3	50.6
Deferred tax expense	22.3	10.7	3.9
Other, net	(3.5)	15.3	5.2
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	(15.2)	3.0	(22.4)
Prepaid expenses and other assets	(31.2)	(57.3)	6.1
Accounts payable	(22.6)	3.0	11.8
Accrued payroll	15.9	20.4	39.2
Other liabilities	57.4	52.8	15.6
Net cash used in operating activities of discontinued operations	(1.4)	(3.1)	(16.0)
Total adjustments	415.5	403.4	375.8
Net cash provided by operating activities	1,175.6	1,002.8	850.8
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(736.4)	(642.5)	(583.1)
Proceeds from sale of restricted investments	172.8	18.9	7.4
Purchases of restricted investments	(184.4)	(22.5)	(23.0)
Other, net	(16.6)	(7.2)	(4.1)
Net cash used in investing activities	(764.6)	(653.3)	(602.8)
(Continued)

Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2025	2024	2023
	(In Millions)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(115.1)	(255.2)	(7.2)
Principal borrowings on notes	—	15.0	20.0
Borrowings on revolving credit facility	210.0	80.0	60.0
Payments on revolving credit facility	(100.0)	(60.0)	(115.0)
Principal payments under finance lease obligations	(23.9)	(21.8)	(41.1)
Repurchases of common stock, including fees and expenses	(158.0)	(31.1)	—
Dividends paid on common stock	(71.1)	(62.8)	(60.4)
Distributions paid to noncontrolling interests of consolidated affiliates	(152.1)	(125.0)	(114.7)
Taxes paid on behalf of employees for shares withheld	(20.0)	(12.1)	(8.2)
Contributions from noncontrolling interests of consolidated affiliates	1.8	140.4	68.3
Other, net	(2.8)	2.0	1.1
Net cash used in financing activities	(431.2)	(330.6)	(197.2)
(Decrease) increase in cash, cash equivalents, and restricted cash	(20.2)	18.9	50.8
Cash, cash equivalents, and restricted cash at beginning of year	123.1	104.2	53.4
Cash, cash equivalents, and restricted cash at end of year	$102.9	$123.1	$104.2

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$85.4	$69.1	$21.8
Restricted cash at beginning of period	37.7	35.1	31.6
Cash, cash equivalents, and restricted cash at beginning of period	$123.1	$104.2	$53.4

Cash and cash equivalents at end of period	$72.2	$85.4	$69.1
Restricted cash at end of period	30.7	37.7	35.1
Cash, cash equivalents, and restricted cash at end of period	$102.9	$123.1	$104.2

Supplemental cash flow information:
Cash paid during the year for —
Interest	$(133.1)	$(146.8)	$(147.7)

Supplemental schedule of noncash investing and financing activities:
Accrued purchases of property, equipment, and intangible assets	$29.7	$1.9	$26.7
Joint venture contributions	34.8	11.8	32.2
The accompanying notes to consolidated financial statements are an integral part of these statements.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies:
Organization and Description of Business—
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. We operate hospitals in 39 states and Puerto Rico, with concentrations in Florida and Texas. As of December 31, 2025, we operated 173 inpatient rehabilitation hospitals. We are the sole owner of 106 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 67 jointly owned hospitals.
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
On December 31, 2025, we entered into an agreement to sell our 50% membership interest in Gamma Knife Center at Barnes-Jewish Hospital, LLC (“Gamma Knife”) to our existing joint venture partner, Barnes-Jewish Hospital, LLC, for $17.9 million effective January 1, 2026. We account for Gamma Knife as an equity method investment. As a result of this transaction, we expect to record an approximate $13 million post-tax gain in Other income on our condensed consolidated statement of operations during the three months ended March 31, 2026 and expect the $17.9 million proceeds to be classified as an investing activity within our condensed consolidated statement of cash flows during the three months ended March 31, 2026.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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
In the future, changes in these laws or regulations or the manner in which they are enforced could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our hospitals, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements. Those changes could also affect reimbursement as well as future compliance, training, and staffing costs.
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
Historically, the United States Congress and some state legislatures have periodically proposed significant changes in regulations governing the healthcare system. Many of these changes have resulted in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. There can be no assurance that future governmental initiatives will not result in reimbursement freezes and reductions, or reimbursement increases that are less than the increases we experience in our costs of

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
operation. Because we receive a significant percentage of our revenues from federal and state payors, such changes in legislation might have a material adverse effect on our financial position, results of operations, and cash flows.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Medicare	$3,886.9	$3,495.3	$3,126.1
Medicare Advantage	974.4	903.7	776.1
Managed care	634.0	579.2	531.4
Medicaid	184.2	179.4	190.7
Other third-party payors	39.7	41.7	41.8
Workers’ compensation	29.6	27.8	25.8
Patients	17.2	15.9	14.9
Other income	169.2	130.2	94.4
Total	$5,935.2	$5,373.2	$4,801.2
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
Management continually reviews the revenue transaction price estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such differences could be material. In addition, laws and regulations governing the Medicare and Medicaid programs, are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided under each hospital provider number to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Encompass Health under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

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
Medicare Administrative Contractors (“MACs”), under programs known as “widespread probes,” have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. We dispute, or “appeal,” most of these denials. As discussed above, our historical experience and success in the adjudication of these appeals is a component of our estimate of transaction price. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”) and has been subject to significant delay resulting in a backlog of claims awaiting adjudication. Beginning in March 2020, OMHA increased the frequency of hearings and the number of claims set at each hearing, which we believe adds to the substantive and procedural deficiencies in the appeals process. During 2022, the backlog of “widespread probe” claims adjudicated by the administrative law judge (“ALJ”) continued and were substantially resolved. This OMHA practice resulted in a reduction in our success in the adjudication of these appeals, but have increased the pace of recovery of these claims. We have appealed certain adverse ALJ rulings to the Department Appeals Board (“DAB”), the final level of administrative review. As of December 31, 2025, approximately $12 million and $21 million in denied claims are awaiting review at the ALJ and DAB levels, respectively. In addition, we have appealed approximately $6 million in claims denied by the DAB pending review by the United States district courts as of December 31, 2025. Reserves against appeals pending before the ALJ, DAB, and the United States district courts totaled $7.0 million, $12.3 million, and $4.6 million, respectively, as of December 31, 2025.
During the fourth quarter of 2023, we recorded an additional reserve totaling $21.9 million related to appeals pending before the DAB and several federal district courts. The increase in reserve was driven primarily by an increase in unfavorable adjudication outcomes experienced at the DAB during the second half of 2023 and largely offsets the remaining net carrying value of these claims. These appeals related primarily to claims denied prior to 2018. This adjustment did not impact our reserve methodology for ongoing claims audit programs, including TPE and RCD (defined and discussed below). We will continue to pursue ongoing appeals before the DAB and federal district courts where economically beneficial.
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
On December 14, 2020, CMS announced a five-year review choice demonstration for inpatient rehabilitation services (the “RCD”), under which Medicare reimbursement claims are assessed for compliance with applicable coverage and clinical documentation requirements. In August 2023, inpatient rehabilitation facilities (“IRFs”) located in Alabama began participation in RCD. On June 17, 2024, CMS expanded RCD to include IRFs located in Pennsylvania and billing to a certain MAC. We do

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
not bill to that MAC, so we are not subject to the program in Pennsylvania at this time. In December 2025, CMS announced the expansion of RCD to Texas and California, effective March 2, 2026 and May 1, 2026, respectively. With the expansion to those two states, we expect 33 of our current inpatient rehabilitation hospitals (representing approximately 11.9% of our IRF Medicare claims) to be subject to RCD. After the initial four states, CMS intends to expand the demonstration to include additional IRFs based on the MAC to which those IRFs submit claims. There are no details of that expansion at this time.
Under the RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of Medicare claims submitted to demonstrate compliance with applicable requirements. We elected the pre-claim review option for our IRFs in Alabama for the first cycle. Under the pre-claim review choice, services can begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted, reviewed, and approved before the final claim is paid. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. The opt-out validation percentages for the first, second, and third cycles were 80% or greater, 85% or greater and 90% or greater, respectively. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. Our claim validation rate for the first cycle ending in February 2024 exceeded the 80% threshold at all participating hospitals. For the second cycle, which began on May 1, 2024, we elected not to opt out, so our hospitals in Alabama remained subject to the 100% pre-claim review. None of our hospitals in Alabama achieved the opt-out claim validation rate for the second or third cycles ending in October 2024 and June 2025, respectively. In the third cycle, we again submitted 100% of review requests pre-claim. None of our IRFs in Alabama achieved the 90% claim validation rate for the third cycle ending in June 2025. We believe many of the non-affirmations in these cycles were based on application of improper standards or requirements that directly conflict with the Medicare coverage criteria for IRFs. We have engaged, and will continue to engage, with the MAC and CMS to ensure the review process is consistent with existing rules, regulations and statutes. In the fourth cycle which began September 1, 2025, the affirmation rate required to opt-out remains 90% or greater. Given the inconsistent review process applied by the MAC across the previous cycles, we cannot predict the impact, if any, RCD may have on the collectability of our Medicare claims over the program’s term and ultimately on our financial position, results of operations, and cash flows.
In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to IRFs, we received requests from 2013 to 2025 to review certain patient files for discharges occurring from 2010 to 2025. These RAC audits are focused on identifying Medicare claims that may contain improper payments. RAC contractors must have CMS approval before conducting these focused reviews which cover issues ranging from billing documentation to medical necessity. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
CMS has also established other types of contractors, including the Unified Program Integrity Contractors (“UPICs”) and the Supplemental Medical Review Contractor (“SMRC”). The UPICs conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the DOJ. Unlike RACs, UPICs do not receive a specific financial incentive based on the amount of the error as a result of UPIC audits. We have, from time to time, received UPIC record requests which have resulted in claim denials on paid claims. We have appealed substantially all UPIC denials arising from these audits using the same process we follow for appealing other denials by contractors. As of December 31, 2025, we have appealed $18.0 million of overpayment determination related to one UPIC audit to the DAB, challenging both the denials and the improper use of extrapolation. It is not possible to predict when this matter will be resolved or the ultimate outcome. The SMRC conducts nationwide medical reviews of Medicare claims to determine compliance with coverage, coding, payment, and billing requirements.
To date, the Medicare claims that are subject to these post-payment audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2025. Because we have confidence in the medical judgment of both the referring and admitting physicians who assess the treatment needs of their patients, we have appealed substantially all claim denials arising from these audits using the same process we follow for appealing denials by MACs. Due to the delays announced by CMS in the related adjudication process discussed above, we believe the resolution of any claims that are subsequently denied as a result of these claim audits could take several years. In addition, because we have limited experience with UPICs and RACs in the context of claims reviews of this nature, we cannot provide assurance as to the timing or outcomes of these disputes. As such, we make estimates for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for denials by MACs. During 2025, 2024, and 2023, our adjustment to Net operating revenues for claims that are part of these post-payment claims review process was not material.

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

	As of December 31,
	2025	2024
Medicare	54.9%	55.5%
Managed care and other discount plans, including Medicare Advantage	35.6%	34.3%
Medicaid	3.6%	4.0%
Other third-party payors	2.8%	2.8%
Workers' compensation	2.5%	2.6%
Patients	0.6%	0.8%
Total	100.0%	100.0%
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2025, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of operations, were $5.3 million, $5.8 million, and $6.1 million in each of the years ended December 31, 2025, 2024, and 2023, respectively.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
During 2025, 2024 and 2023, we incurred legal costs of $1.2 million, $2.9 million, and $15.8 million, respectively, related to ongoing litigation against former executive officers of our home health and hospice business, which was spun off on July 1, 2022. These costs are included in Loss from discontinued operations, net of tax, in the consolidated statements of operations. In January 2026, we reached an agreement with certain defendants of this litigation on our claims for attorneys’ fees and mitigation damages previously awarded to us. In February 2026, we collected approximately $22 million in full satisfaction of our claims. As a result, we expect to record an approximate $16 million after tax gain in Income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations during the three months ended March 31, 2026.
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
Treasury Stock—
Shares of common stock repurchased by us are recorded at cost, including direct incremental costs, as treasury stock. When shares are reissued, we use an average cost method to determine cost. The difference between the cost of the shares and the re-issuance price is added to or deducted from Capital in excess of par value. We account for the retirement of treasury stock as a reduction of retained earnings.
Comprehensive Income—
Comprehensive income is comprised of Net income and changes in unrealized gains or losses on available-for-sale securities and is included in the consolidated statements of comprehensive income.
Recently Adopted Accounting Pronouncements—
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which intends to improve the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. We adopted ASU 2023-09 prospectively with an effective date as of January 1, 2025. The disclosures required are presented in Note 14, Income Taxes.
Recent Accounting Pronouncements Not Yet Adopted—
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.
2.Variable Interest Entities:
As of December 31, 2025 and December 31, 2024, we consolidated eight limited partnership-like entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of December 31, 2025. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheets, are as follows (in millions):

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1.6	$0.4
Accounts receivable	34.9	34.5
Other current assets	4.7	9.6
Total current assets	41.2	44.5
Property and equipment, net	135.0	135.7
Operating lease right-of-use assets	1.3	1.3
Goodwill	15.9	15.9
Intangible assets, net	0.8	1.0
Other long-term assets	9.6	9.7
Total assets	$203.8	$208.1
Liabilities
Current liabilities:
Current portion of long-term debt	$1.0	$1.0
Accounts payable	6.6	6.2
Accrued payroll	10.9	11.0
Other current liabilities	19.0	12.7
Total current liabilities	37.5	30.9
Long-term debt, net of current portion	11.6	12.7
Long-term operating lease liabilities	1.4	1.4
Total liabilities	$50.5	$45.0

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
3.Cash and Marketable Securities:
The components of our investments as of December 31, 2025 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$72.2	$30.7	$—	$102.9
Equity securities	—	—	36.3	36.3
Available-for-sale debt securities:
U.S. government and agency securities	—	—	40.4	40.4
Corporate bonds and notes	—	—	69.1	69.1
Total	$72.2	$30.7	$145.8	$248.7
The components of our investments as of December 31, 2024 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$85.4	$37.7	$—	$123.1
Equity securities	—	—	130.9	130.9
Total	$85.4	$37.7	$130.9	$254.0
Restricted Cash—
Restricted cash consisted of the following (in millions):

	As of December 31,
	2025	2024
Current:
Affiliate cash	$12.1	$17.9
Self-insured captive funds	18.6	19.8
Total restricted cash	$30.7	$37.7
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
Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. HCS insures a substantial portion of Encompass Health’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2025, $42.2 million of restricted marketable securities are included in Other current assets and $103.6 million are included in Other long-term assets

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
in the consolidated balance sheet. As of December 31, 2024, $39.0 million of restricted marketable securities are included in Other current assets and $91.9 million are included in Other long-term assets in the consolidated balance sheet. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, $2.1 million, $1.0 million, and $1.3 million, respectively, of unrealized net gains were recognized in our consolidated statements of operations on marketable securities still held at the reporting date.
A summary of our debt securities as of December 31, 2025 is as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
U.S. government and agency securities	$40.2	$0.2	$—	$40.4
Corporate bonds and notes	68.7	0.5	(0.1)	69.1
During the year ended December 31, 2025, we did not record any impairment charges related to our debt securities. We did not have any debt securities during the years ended December 31, 2024 and December 31, 2023.
Investing information related to our available-for-sale debt securities is as follows (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Proceeds from sales and maturities	$32.3	$—	$—
The contractual maturities of our available-for-sale debt securities as of December 31, 2025 are as follows (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$24.3	$24.4
Due after one year through five years	74.2	74.6
Due after five years through ten years	4.9	4.9
Due after ten years	5.5	5.6
Total	$108.9	$109.5
4.Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2025	2024
Current:
Patient accounts receivable	$613.4	$593.0
Other accounts receivable	5.8	5.8
	619.2	598.8
Noncurrent patient accounts receivable	25.5	30.6
Accounts receivable	$644.7	$629.4

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
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
5.Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2025	2024
Land	$339.7	$302.6
Buildings	4,325.7	3,859.3
Leasehold improvements	388.3	372.8
Vehicles	6.1	5.6
Furniture, fixtures, and equipment	897.0	808.8
	5,956.8	5,349.1
Less: Accumulated depreciation and amortization	(2,372.8)	(2,111.9)
	3,584.0	3,237.2
Construction in progress	517.6	405.9
Property and equipment, net	$4,101.6	$3,643.1
As of December 31, 2025, approximately 68% of our consolidated Property and equipment, net held by Encompass Health Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 8, Long-term Debt, for additional information on our credit agreement.
Depreciation expense was $273.9 million, $245.1 million, and $215.7 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Interest capitalized was $17.6 million, $15.2 million, and $13.5 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
6.Leases:
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The components of lease costs are as follows (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Operating lease cost	$43.4	$41.7	$40.9
Finance lease cost:
Amortization of right-of-use assets	25.7	25.7	25.7
Interest on lease liabilities	23.0	24.7	26.2
Total finance lease cost	48.7	50.4	51.9
Short-term and variable lease cost	1.7	2.3	2.9
Sublease income	(3.2)	(3.1)	(3.3)
Total lease cost	$90.6	$91.3	$92.4
Supplemental consolidated balance sheet information related to leases is as follows (in millions):

		As of December 31,
	Classification	2025	2024
Assets
Operating lease	Operating lease right-of-use assets	$212.6	$203.7
Finance lease (1)	Property and equipment, net	195.9	221.5
Total leased assets		$408.5	$425.2

Liabilities
Current liabilities:
Operating lease	Current operating lease liabilities	$26.5	$26.3
Finance lease	Current portion of long-term debt	26.5	23.7
Noncurrent liabilities:
Operating lease	Long-term operating lease liabilities	196.6	189.7
Finance lease	Long-term debt, net of current portion	268.1	294.7
Total leased liabilities		$517.7	$534.4
(1)    Finance lease assets are recorded net of accumulated amortization of $222.9 million and $197.3 million as of December 31, 2025 and December 31, 2024, respectively.

	As of December 31,
	2025	2024
Weighted Average Remaining Lease Term
Operating lease	9.7 years	9.7 years
Finance lease	8.9 years	9.8 years
Weighted Average Discount Rate
Operating lease	6.3%	6.4%
Finance lease	7.7%	7.7%

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Maturities of lease liabilities as of December 31, 2025 are as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2026	$39.5	$47.6
2027	42.9	47.4
2028	41.9	46.4
2029	27.5	47.3
2030	21.0	47.4
2031 and thereafter	132.4	175.3
Total lease payments	305.2	411.4
Less: Interest portion	(82.1)	(116.8)
Total lease liabilities	$223.1	$294.6
Supplemental cash flow information related to our leases is as follows (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42.6	$40.7	$39.0
Operating cash flows from finance leases	23.6	25.5	27.1
Financing cash flows from finance leases	23.9	21.8	41.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$38.2	$26.7	$26.2
Finance leases	0.2	—	21.4
7.Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill (in millions):

Amount
Goodwill as of December 31, 2022	$1,263.2
Acquisitions	18.1
Goodwill as of December 31, 2023	1,281.3
Acquisitions	2.7
Goodwill as of December 31, 2024	1,284.0
Acquisitions	33.6
Goodwill as of December 31, 2025	$1,317.6
Goodwill increased in 2023, 2024, and 2025 as a result of our acquisitions of inpatient rehabilitation operations.
We performed impairment reviews as of October 1, 2025, 2024, and 2023 and concluded no Goodwill impairment existed. As of December 31, 2025, we had no accumulated impairment losses related to Goodwill.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2025	$137.0	$(54.9)	$82.1
2024	131.4	(49.0)	82.4
Licenses:
2025	$65.6	$(57.5)	$8.1
2024	65.7	(56.4)	9.3
Noncompete agreements:
2025	$64.9	$(61.7)	$3.2
2024	66.5	(63.4)	3.1
Trade name - Encompass:
2025	$135.2	$—	$135.2
2024	135.2	—	135.2
Trade names - all other:
2025	$38.9	$(24.5)	$14.4
2024	39.6	(23.6)	16.0
Internal-use software:
2025	$245.7	$(180.9)	$64.8
2024	214.4	(163.3)	51.1
Market access assets:
2025	$13.2	$(12.7)	$0.5
2024	13.2	(12.5)	0.7
Total intangible assets:
2025	$700.5	$(392.2)	$308.3
2024	666.0	(368.2)	297.8
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Amortization expense	$28.3	$28.8	$32.5
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2026	$27.4
2027	20.2
2028	13.6
2029	11.6
2030	10.6

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
8.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2025	2024
Credit Agreement—
Advances under revolving credit facility	$130.0	$20.0
Bonds payable—
5.75% Senior Notes due 2025	—	99.8
4.50% Senior Notes due 2028	792.0	788.4
4.75% Senior Notes due 2030	787.0	784.2
4.625% Senior Notes due 2031	393.6	392.5
Other notes payable	93.6	94.5
Finance lease obligations	294.6	318.4
	2,490.8	2,497.8
Less: Current portion	(43.6)	(138.6)
Long-term debt, net of current portion	$2,447.2	$2,359.2
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2026	$43.6	$43.6
2027	177.2	177.2
2028	835.9	827.8
2029	44.7	44.6
2030	850.2	837.1
Thereafter	566.9	560.5
Total	$2,518.5	$2,490.8
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
The credit agreement contains affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio. Under one such negative covenant, we are restricted from paying common stock dividends, prepaying certain senior notes, making certain investments, and repurchasing preferred and common equity unless (1) we are not in default under the terms of the credit agreement and (2) our senior secured leverage ratio, as defined in the credit agreement, does not exceed 2x. In the event the senior secured leverage ratio exceeds 2x, these payments are subject to a limit of $200 million plus the Available Amount, as defined in the credit agreement. Our obligations

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
under the credit agreement are secured by the current and future personal property of the Company and its subsidiary guarantors. The maximum leverage ratio in the financial covenants is 4.50x as of December 31, 2025.
As of December 31, 2025, $130 million was drawn under the revolving credit facility with an interest rate of 5.9%. As of December 31, 2024, $20 million was drawn under the revolving credit facility with an interest rate of 7.8%. As of December 31, 2025 and 2024, $46.3 million and $36.3 million, respectively, was being utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.
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
2025 Notes
In September 2015, we issued $350 million of the 2025 Notes at par. In August and November 2024, we redeemed $150 million and $100 million, respectively, of the outstanding principal balance of our 2025 Notes using cash on hand. Pursuant to the terms of the 2025 Notes, these optional redemptions were made at a price of par. In September 2025, we redeemed the remaining $100 million of the outstanding principal balance of our 2025 Notes at maturity using cash on hand and capacity under our revolving credit facility. Inclusive of financing costs, the effective interest rate on the 2025 Notes was 6.0%. Interest on the 2025 Notes was payable semiannually in arrears on March 15 and September 15.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The 2028 Notes mature on February 1, 2028 and bear interest at a per annum rate of 4.50%. Inclusive of financing costs, the effective interest rate on the 2028 Notes is 5.0%. Interest on the 2028 Notes is payable semiannually in arrears on February 1 and August 1. We may redeem the 2028 Notes at par, in whole or in part, at any time on or after February 1, 2025.
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
* Expressed in percentage of principal amount
Other Notes Payable—
Our notes payable consist of the following (in millions):

	As of December 31,
	2025	2024	Current Interest Rates
Sale/leaseback transactions involving real estate accounted for as financings	$28.0	$28.0	9.2% to 13.4%
Construction of new hospitals	41.0	47.6	5.0% to 6.3%
Software contracts	24.6	18.9	4.7% to 6.5%
Other notes payable	$93.6	$94.5

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
9.Self-Insured Risks:
We insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program (“SIR”) underwritten by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd., which we fund via regularly scheduled premium payments. HCS is an insurance company licensed by the Cayman Island Monetary Authority. For 2025, 2024, and 2023, HCS insured the first $6 million per claim and $45 million of annual aggregate losses associated with general and professional liability risks. Workers’ compensation exposures are capped on a per claim basis. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.
The following table presents the changes in our self-insurance reserves (in millions):

	2025	2024	2023
Balance at beginning of period, gross	$194.8	$184.5	$175.1
Less: Reinsurance receivables	(37.6)	(36.4)	(32.3)
Balance at beginning of period, net	157.2	148.1	142.8
Increase for the provision of current year claims	67.5	59.1	54.7
Decrease for the provision of prior year claims	(6.2)	(10.9)	(10.5)
Payments related to current year claims	(8.9)	(6.9)	(8.1)
Payments related to prior year claims	(31.7)	(32.2)	(30.8)
Balance at end of period, net	177.9	157.2	148.1
Add: Reinsurance receivables	33.1	37.6	36.4
Balance at end of period, gross	$211.0	$194.8	$184.5
As of December 31, 2025 and 2024, $57.9 million and $56.2 million, respectively, of these reserves are included in Other current liabilities in our consolidated balance sheets.
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
The reserves for these self-insured risks cover approximately 1,100 individual claims at December 31, 2025 and 2024, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
10.Redeemable Noncontrolling Interests:
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$56.5	$42.0	$35.6
Net income attributable to noncontrolling interests	9.4	5.1	8.3
Distributions declared	(11.2)	(10.2)	(1.1)
Contribution to joint ventures	—	18.0	—
Change in fair value	3.6	1.6	(0.8)
Balance at end of period	$58.3	$56.5	$42.0
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

	For the Year Ended December 31,
	2025	2024	2023
Net income attributable to nonredeemable noncontrolling interests	$183.5	$135.8	$102.7
Net income attributable to redeemable noncontrolling interests	9.4	5.1	8.3
Net income attributable to noncontrolling interests	$192.9	$140.9	$111.0
11.Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities	$36.3	$20.3	$16.0	$—	M
Available for sale debt securities:
U.S. government and agency securities	40.4	40.4	—	—	M
Corporate bonds and notes	69.1	—	69.1	—	M
Redeemable noncontrolling interests	58.3	—	—	58.3	I
As of December 31, 2024
Equity securities	$130.9	$4.2	$126.7	$—	M
Redeemable noncontrolling interests	56.5	—	—	56.5	I
(1)The two valuation techniques are: market approach (M) and income approach (I).

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the years ended December 31, 2025, 2024, and 2023, we did not record any material gains or losses related to these assets.
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

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$130.0	$130.0	$20.0	$20.0
5.75% Senior Notes due 2025	—	—	99.8	99.7
4.50% Senior Notes due 2028	792.0	799.6	788.4	772.3
4.75% Senior Notes due 2030	787.0	796.6	784.2	759.0
4.625% Senior Notes due 2031	393.6	392.7	392.5	369.9
Other notes payable	93.6	93.6	94.5	94.5
Financial commitments:
Letters of credit	—	46.3	—	36.3
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements” and “Redeemable Noncontrolling Interests.”
12.Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options and restricted stock awards (“RSAs”) under the terms of share-based incentive plans designed to align employee and executive interests to those of its stockholders. All employee stock-based compensation awarded between January 1, 2023 and May 1, 2025 was issued under the 2016 Omnibus Performance Incentive Plan (the “2016 Plan”), a stockholder-approved plan that reserved and provided for the grant of up to 16,860,765 shares of common stock after adjustment for the effect of the spin off of our home health and hospice business in 2022. This plan allowed for the grants of nonqualified stock options, incentive stock options, restricted stock, stock appreciate rights, performance shares, performance share units, dividend equivalents, restricted stock units (“RSUs”), and/or other stock-based awards. No additional stock-based compensation will be awarded from the 2016 Plan.
On May 1, 2025, our stockholders approved the 2025 Omnibus Performance Incentive Plan, which reserves and provides for the grant of up to 12,000,000 shares of common stock. All employee stock-based compensation awarded after May 1, 2025 was issued under this plan. This plan allows for the same types of equity grants as the 2016 Plan.
Stock-based compensation expense recognized in continuing operations was $56.5 million, $48.3 million, and $50.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.
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

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The fair values of the options granted during the years ended December 31, 2025, 2024, and 2023 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2025	2024	2023
Expected volatility	28.0%	27.9%	28.5%
Risk-free interest rate	4.1%	4.2%	4.2%
Expected life (years)	7.3	7.2	6.9
Dividend yield	0.9%	1.0%	1.1%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our officers and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected term of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We estimated our dividend yield based on our annual dividend rate and our stock price on the dividend payment dates. Under the Black-Scholes option-pricing model, the weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2025, 2024, and 2023 was $35.22, $26.14, and $19.23, respectively.
A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2024	840	$53.05
Granted	51	98.45
Exercised	(180)	37.55
Outstanding, December 31, 2025	711	60.27	5.2	$32.6
Exercisable, December 31, 2025	591	56.11	4.5	29.6
We recognized approximately $1.8 million, $1.9 million, and $2.5 million of compensation expense related to our stock options for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $0.2 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 21 months. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $14.6 million, $4.0 million, and $2.5 million, respectively.
Restricted Stock—
The RSAs granted in 2025, 2024, and 2023 included service-based awards and performance-based awards (that also included a service requirement). These awards generally vest over a three-year requisite service period. For RSAs with a service and/or performance requirement, the fair value of the RSA is determined by the closing price of our common stock on the grant date. A portion of the RSAs granted also includes a market condition for certain members of management. For awards with a market condition, the fair value of the market condition component of the RSAs is determined using a lattice model. Inputs into the model include the historical price volatility of our common stock, the historical volatility of the common stock of the companies in the defined peer group, and the risk-free interest rate. Utilizing these inputs and potential future changes in stock prices, multiple trials are run to determine the fair value.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2024	804	$61.14
Granted	467	73.92
Vested	(587)	58.15
Forfeited	(16)	74.85
Nonvested shares at December 31, 2025	668	72.38
The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2024 and 2023 was $61.67 and $65.20 per share, respectively. We recognized approximately $53.2 million, $44.9 million, and $46.6 million of compensation expense related to our restricted stock awards for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $40.2 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 21 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures. The total fair value of shares vested during the years ended December 31, 2025, 2024, and 2023 was $55.7 million, $33.7 million, and $24.3 million, respectively. We accrue dividends on outstanding RSAs, which are paid upon vesting.
Nonemployee Stock-Based Compensation Plans—
During the years ended December 31, 2025, 2024, and 2023, we provided incentives to the nonemployee members of our board of directors through the issuance of RSUs out of our share-based incentive plans. RSUs are fully vested when awarded and receive dividend equivalents in the form of additional RSUs upon the payment of a cash dividend on our common stock. We issued 15,060, 23,509, and 32,365 RSUs, inclusive of dividend equivalents, during the years ended December 31, 2025, 2024, and 2023, respectively. The non-dividend equivalent RSUs had a fair value of $115.94, $83.42, and $63.00 per unit during the years ended December 31, 2025, 2024, and 2023, respectively, and we recognized approximately $1.5 million of compensation expense upon their issuance in 2025, 2024, and 2023. There was no unrecognized compensation related to unvested shares as of December 31, 2025. We issued 3,569, 5,707, and 7,518 of RSUs as dividend equivalents during the years ended December 31, 2025, 2024, and 2023, respectively. During the years ended December 31, 2025 and 2024, 269,020 and 314,988 RSUs, respectively, were released following the retirement of certain former members of our board of directors. The total fair value of shares released during the years ended December 31, 2025 and 2024 was $26.2 million and $29.1 million, respectively. As of December 31, 2025, 262,238 RSUs were outstanding.
13.Employee Benefit Plans:
Substantially all Encompass Health employees are eligible to enroll in Encompass Health-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2025, 2024, and 2023, costs associated with these plans, net of amounts paid by employees, approximated $252.2 million, $227.4 million, and $186.2 million, respectively.
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
Employer contributions to the 401(k) Plan approximated $35.6 million, $32.1 million, and $31.3 million in 2025, 2024, and 2023, respectively. In 2025, 2024, and 2023, approximately $2.7 million, $2.9 million, and $1.1 million, respectively, from forfeited accounts were used to fund the matching contributions in accordance with the terms of the 401(k) Plan.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Senior Management Bonus Program—
We maintain a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate or regional goals for all periods presented. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2026, we expect to pay approximately $30.6 million under the program for the year ended December 31, 2025. In February 2025 and March 2024, we paid $28.3 million and $27.9 million, respectively, under the program for the years ended December 31, 2024 and 2023.
14.Income Taxes:
The domestic and foreign components of Income from continuing operations before income tax expense are as follows (in millions):

For the Year Ended December 31, 2025
United States	$944.8
Foreign	8.2
Income from continuing operations before income tax expense	$953.0
The significant components of the Provision for income tax expense related to continuing operations are as follows (in millions):

For the Year Ended December 31, 2025
Current:
Federal	$132.3
State and local	35.7
Foreign	2.6
Total current expense	170.6
Deferred:
Federal	20.0
State and local	2.3
Foreign	—
Total deferred expense	22.3
Total income tax expense related to continuing operations	$192.9

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on our income from continuing operations, is presented below (in millions, except for percentages):

	For the Year Ended December 31, 2025
	Amount	%
Tax expense at statutory rate	$200.1	21.0%
State and other income taxes, net of federal tax effect(1)	31.6	3.3%
Changes in valuation allowance	2.9	0.3%
Noncontrolling interests	(40.5)	(4.2)%
Nontaxable or nondeductible items:
Share-based windfall tax benefits	(12.5)	(1.3)%
Nondeductible executive compensation	10.1	1.0%
Other	1.9	0.2%
Tax credits	(2.5)	(0.3)%
Foreign tax effects	2.6	0.3%
Other, net	(0.8)	(0.1)%
Income tax expense	$192.9	20.2%
(1) In 2025, state taxes in Florida, Tennessee, Pennsylvania, Massachusetts, California, and Virginia made up the majority (greater than 50 percent) of the tax effect of this category.
The Provision for income tax expense in 2025 was less than the federal statutory rate primarily due to the impact of noncontrolling interests offset by state and other income tax expense. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of our deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2025	2024
Deferred income tax assets:
Net operating loss	$5.5	$8.8
Insurance reserve	21.2	20.9
Stock-based compensation	22.2	24.0
Revenue reserves	8.5	8.0
Operating lease liabilities	21.3	22.5
Other accruals	28.8	29.4
Tax credits	19.5	17.0
Total deferred income tax assets	127.0	130.6
Less: Valuation allowance	(21.4)	(21.0)
Net deferred income tax assets	105.6	109.6
Deferred income tax liabilities:
Intangibles	(66.4)	(63.4)
Operating lease right-of-use assets	(20.5)	(21.1)
Property, net	(27.1)	(18.8)
Carrying value of partnerships	(117.9)	(111.2)
Other	(0.5)	(0.3)
Total deferred income tax liabilities	(232.4)	(214.8)
Net deferred income tax liabilities	$(126.8)	$(105.2)
We have state NOLs of $4.2 million that expire in various amounts at varying times through 2036. For the years ended December 31, 2025 and 2024, the net increase (decrease) in our valuation allowance was $0.4 million and $(7.4) million, respectively. The net increase in our valuation allowance in 2025 related primarily to utilization and expiration of state net operating losses, primarily offset by increases to foreign tax credits that we do not anticipate we will be able to utilize. The decrease in our valuation allowance in 2024 related primarily to the utilization and expiration of state NOLs.
As of December 31, 2025, we have a remaining valuation allowance of $21.4 million. This valuation allowance remains recorded primarily due to foreign tax credits generated by our operations in Puerto Rico. We determined it was necessary to maintain a valuation allowance on our foreign tax credits due to uncertainties related to our ability to utilize a portion of these credits before they expire. The amount of the valuation allowance has been determined based on the weight of all available evidence, as described above, including management’s estimates of taxable income over the periods in which the related deferred tax assets will be recoverable.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during 2025, 2024, and 2023 was not material. Accrued interest income related to income taxes as of December 31, 2025 and 2024 was not material.
In December 2016, we signed an agreement with the IRS to participate in their Compliance Assurance Process (“CAP”) for the 2017 tax year and have renewed this agreement each year since. CAP is a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax returns. In April 2025, the IRS issued a no change letter effectively closing our 2023 tax year audit. Thus, the statute of limitations has expired, or we have settled, federal income tax examinations with the IRS for all tax years through 2023.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The IRS offered, and we accepted, admission into the IRS Bridge Plus Pilot program (“CAP Bridge”) for the years 2024, 2025, and 2026. Under this program, we are required to provide additional documentation (including a draft return) to the IRS prior to filing our return. The IRS performs a risk assessment review of this documentation and provides recommendations to us. We then file our return and submit a post-filing representation that our return was filed consistent with the documentation provided and any IRS recommendations. After further review, the IRS then issues either a full or partial acceptance letter. We are currently under audit by the IRS under the CAP Bridge program for tax years 2024, 2025, and 2026. Our state income tax returns are also periodically examined by various regulatory taxing authorities; however, there are no current state audits at this time.
For the tax years that remain open under the applicable statutes of limitations, management considered potential unrecognized tax benefits and determined there are no material unrecognized tax benefits that would impact prior years’ income taxes.
Income taxes paid (net of refunds) consisted of the following (in millions):

For the Year Ended December 31, 2025
Federal	$91.8
State and local	29.1
Foreign	3.1
Income taxes paid (net of refunds)	$124.0
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contained a broad range of tax reform provisions affecting businesses. While tax changes in the OBBBA did not have a material impact on our effective tax rate, certain tax provisions in the OBBBA, namely the provision that permanently extended bonus depreciation for assets placed in service after January 19, 2025 and the provision allowing for immediate expensing of certain research and development costs, resulted in current deductions that yielded lower cash income tax for 2025. We currently estimate these provisions produced an additional approximately $84 million in current deductions resulting in approximately $22 million in cash tax savings in 2025. We continue to evaluate the tax and other provisions of the OBBBA and the potential effects on our financial position, results of operations, and cash flows.
Information prior to the adoption of ASU 2023-09—
As described in Note 1, Summary of Significant Accounting Policies, “Recent Accounting Pronouncements,” we elected to prospectively adopt the guidance in ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The information below is in accordance with the guidance prior to the adoption of ASU 2023-09.
The significant components of the Provision for income tax expense related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2024	2023
Current:
Federal	$111.0	$101.7
State and other	28.5	26.6
Total current expense	139.5	128.3
Deferred:
Federal	8.6	(0.7)
State and other	2.1	4.6
Total deferred expense	10.7	3.9
Total income tax expense related to continuing operations	$150.2	$132.2

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2024	2023
Tax expense at statutory rate	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	3.9%	4.1%
Increase in valuation allowance	—%	0.3%
Noncontrolling interests	(3.8)%	(4.0)%
Share-based windfall tax benefits	(1.0)%	—%
Other, net	(0.1)%	0.4%
Income tax expense	20.0%	21.8%
The Provision for income tax expense in 2024 was less than the federal statutory rate primarily due to the impact of noncontrolling interests and share-based windfall tax benefits, offset by state and other income tax expense. The Provision for income tax expense in 2023 was greater than the federal statutory rate primarily due to state and other income tax expense and a gross increase in valuation allowance, offset by the impact of noncontrolling interests. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion.
The amount of income tax payments and refunds are as follows (in millions):

	For the Year Ended December 31,
	2024	2023
Income tax payments	$164.5	$109.3
Income tax refunds	0.7	2.7

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
15.Earnings per Common Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2025	2024	2023
Basic:
Numerator:
Income from continuing operations	$760.1	$599.4	$475.0
Less: Net income attributable to noncontrolling interests included in continuing operations	(192.9)	(140.9)	(111.0)
Less: Income from continuing operations allocated to participating securities	(1.5)	(2.8)	(2.4)
Income from continuing operations attributable to Encompass Health common shareholders	565.7	455.7	361.6
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(1.0)	(2.8)	(12.0)
Net income attributable to Encompass Health common shareholders	$564.7	$452.9	$349.6
Denominator:
Basic weighted average common shares outstanding	100.5	99.9	99.5
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$5.63	$4.56	$3.63
Discontinued operations	(0.01)	(0.03)	(0.12)
Net income	$5.62	$4.53	$3.51

Diluted:
Numerator:
Income from continuing operations	$760.1	$599.4	$475.0
Less: Net income attributable to noncontrolling interests included in continuing operations	(192.9)	(140.9)	(111.0)
Income from continuing operations attributable to Encompass Health common shareholders	567.2	458.5	364.0
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(1.0)	(2.8)	(12.0)
Net income attributable to Encompass Health common shareholders	$566.2	$455.7	$352.0
Denominator:
Diluted weighted average common shares outstanding	102.2	102.2	101.3
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$5.55	$4.49	$3.59
Discontinued operations	(0.01)	(0.03)	(0.12)
Net income	$5.54	$4.46	$3.47

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Basic weighted average common shares outstanding	100.5	99.9	99.5
Restricted stock awards, dilutive stock options, and restricted stock units	1.7	2.3	1.8
Diluted weighted average common shares outstanding	102.2	102.2	101.3
Options to purchase shares of common stock outstanding during 2025 and 2024 were immaterial. Options to purchase approximately 0.3 million shares of common stock were outstanding during 2023 but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which has been amended from time to time. Most recently, on July 24, 2024, our board of directors approved resetting the aggregate common stock repurchase authorization to $500 million. As of December 31, 2025, approximately $332 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. During 2025 and 2024, we repurchased 1.5 million and 0.4 million shares of our common stock in the open market for $158.0 million and $31.1 million, respectively. There were no repurchases of our common stock during 2023.
In July 2022, our board of directors declared a cash dividend of $0.15 per share. The cash dividend of $0.15 per common share was declared and paid in each quarter through July 2024. In July 2024, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.17 per share. The cash dividend of $0.17 per common share was declared and paid in each quarter through July 2025. In July 2025, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.19 per share. Subsequent to July 2025, the cash dividend of $0.19 per common share was declared and paid in each quarter through January 2026. Future dividend payments are subject to declaration by our board of directors.
16.Contingencies and Other Commitments:
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
It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the HHS-OIG and CMS relating to amounts we suspect represent over-

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, Encompass Health refunding amounts to Medicare or other federal healthcare programs.
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $62.9 million in 2026, $38.9 million in 2027, $35.8 million in 2028, $30.3 million in 2029, $27.4 million in 2030, and $37.3 million thereafter. These contracts primarily relate to software licensing and support and medical equipment.
17.Segment Reporting:
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
Selected financial information, including significant segment expenses, for our reportable segment is as follows (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Net operating revenues	$5,935.2	$5,373.2	$4,801.2
Less:
Salaries and benefits	3,115.9	2,901.0	2,600.1
Other operating expenses	886.0	785.2	709.3
Supplies	254.4	239.0	218.3
Occupancy costs	59.0	57.3	56.3
General and administrative expenses	173.8	156.1	146.5
Net income attributable to noncontrolling interests	192.9	148.2	113.2
Other segment items(1)	(14.7)	(17.3)	(13.6)
Adjusted EBITDA	$1,267.9	$1,103.7	$971.1
(1)Includes interest income, investment gain or loss, and equity in net income of nonconsolidated affiliates.

Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Segment reconciliation (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Adjusted EBITDA	$1,267.9	$1,103.7	$971.1
Stock-based compensation	(56.5)	(48.3)	(50.6)
Depreciation and amortization	(327.9)	(299.6)	(273.9)
Loss on disposal or impairment of assets	(2.7)	(17.4)	(9.8)
Loss on early extinguishment of debt	—	(0.6)	—
Interest expense and amortization of debt discounts and fees	(123.2)	(137.4)	(143.5)
Net income attributable to noncontrolling interests	192.9	140.9	111.0
Change in fair market value of marketable securities	2.5	1.0	0.7
Asset impairment impact on noncontrolling interests	—	7.3	—
State regulatory change impact on noncontrolling interests	—	—	2.2
Income from continuing operations before income tax expense	$953.0	$749.6	$607.2
Additional detail regarding the revenues of our operating segment by service line follows (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Net operating revenues:
Inpatient	$5,756.3	$5,230.5	$4,693.8
Other	178.9	142.7	107.4
Net operating revenues	$5,935.2	$5,373.2	$4,801.2
Equity in net income of nonconsolidated affiliates and the Provision for income tax expense are reported on our consolidated statements of operations. Segment assets are reported on our consolidated balance sheets as Total assets. Segment capital expenditures are reported on our consolidated statements of cash flows as Purchases of property, equipment, and intangible assets.