Form 10-Q
period 2026-03-31
Encompass Health Corp
filed 2026-05-01
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The registrant had 99,199,080 shares of common stock outstanding, net of treasury shares, as of April 24, 2026.

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
•Each of the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as uncertainties and factors discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference.
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
•Changes in our payor mix, including shifts to Medicare Advantage providers that limit patient access to inpatient rehabilitation, or the acuity of our patients could reduce our volumes, revenues or profitability.
•Significant reforms or limitations to Medicaid at the federal and state levels, such as those reducing coverage or provider reimbursement including supplemental payments, could adversely affect our revenues directly or indirectly by affecting acute-care providers who refer patients to us.
•Changes in the rules and regulations of the healthcare industry at the federal, state, and local levels, including those contemplated now and in the future as part of healthcare reform and deficit reduction (such as the Inpatient Rehabilitation Facility Review Choice Demonstration, the re-basing of payment systems, value-based episodic payment models, the introduction of site neutral payments or case-mix weightings across post-acute settings, and other payment system reforms) could decrease revenues and increase the costs of complying with the rules and regulations and have done so in the past from time to time.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In Millions, Except Per Share Data)
Net operating revenues	$1,586.6	$1,455.4
Operating expenses:
Salaries and benefits	818.1	762.3
Other operating expenses	241.9	217.5
Occupancy costs	15.2	14.9
Supplies	64.3	62.2
General and administrative expenses	58.2	52.3
Depreciation and amortization	87.3	79.2
Total operating expenses	1,285.0	1,188.4
Loss on early extinguishment of debt	0.2	—
Interest expense and amortization of debt discounts and fees	31.8	31.8
Other income	(18.7)	(2.5)
Equity in net income of nonconsolidated affiliates	(0.4)	(0.9)
Income from continuing operations before income tax expense	288.7	238.6
Provision for income tax expense	56.4	41.6
Income from continuing operations	232.3	197.0
Income (loss) from discontinued operations, net of tax	15.9	(0.5)
Net income	248.2	196.5
Less: Net income attributable to noncontrolling interests	(53.7)	(45.0)
Net income attributable to Encompass Health	$194.5	$151.5

Weighted average common shares outstanding:
Basic	99.2	100.5
Diluted	100.6	102.1
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.80	$1.50
Discontinued operations	0.16	—
Net income	$1.96	$1.50
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.77	$1.48
Discontinued operations	0.16	—
Net income	$1.93	$1.48

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$178.6	$152.0
Income (loss) from discontinued operations, net of tax	15.9	(0.5)
Net income attributable to Encompass Health	$194.5	$151.5
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In Millions)
COMPREHENSIVE INCOME
Net income	$248.2	$196.5
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale securities:
Unrealized net holding loss arising during the period	(0.9)	—
Other comprehensive loss before income taxes	(0.9)	—
Provision for income tax benefit related to other comprehensive loss items	0.2	—
Other comprehensive loss, net of tax	(0.7)	—
Comprehensive income	247.5	196.5
Comprehensive income attributable to noncontrolling interests	(53.7)	(45.0)
Comprehensive income attributable to Encompass Health	$193.8	$151.5
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	December 31, 2025
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$110.5	$72.2
Restricted cash	52.9	30.7
Accounts receivable	676.0	619.2
Other current assets	189.7	183.8
Total current assets	1,029.1	905.9
Property and equipment, net	4,216.5	4,101.6
Operating lease right-of-use assets	205.3	212.6
Goodwill	1,317.6	1,317.6
Intangible assets, net	300.3	308.3
Other long-term assets	244.4	243.7
Total assets(1)	$7,313.2	$7,089.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$42.9	$43.6
Current operating lease liabilities	26.9	26.5
Accounts payable	204.0	178.2
Accrued expenses and other current liabilities	603.0	588.1
Total current liabilities	876.8	836.4
Long-term debt, net of current portion	2,530.9	2,447.2
Long-term operating lease liabilities	188.7	196.6
Deferred income tax liabilities	135.1	126.8
Other long-term liabilities	214.5	206.9
Total liabilities(1)	3,946.0	3,813.9
Commitments and contingencies
Redeemable noncontrolling interests	58.8	58.3
Shareholders’ equity:
Encompass Health shareholders’ equity	2,521.7	2,438.2
Noncontrolling interests	786.7	779.3
Total shareholders’ equity	3,308.4	3,217.5
Total liabilities(1) and shareholders’ equity	$7,313.2	$7,089.7
(1)Our consolidated assets as of March 31, 2026 and December 31, 2025 include total assets of variable interest entities of $206.0 million and $203.8 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2026 and December 31, 2025 include total liabilities of the variable interest entities of $45.8 million and $50.5 million, respectively. See Note 2, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Three Months Ended March 31, 2026
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.0	$1.2	$1,869.6	$1,289.4	$0.5	$(722.5)	$779.3	$3,217.5
Net income	—	—	—	194.5	—	—	51.0	245.5
Issuance of restricted stock	0.4	—	(20.8)	—	—	20.8	—	—
Receipt of treasury stock	(0.3)	—	—	—	—	(30.9)	—	(30.9)
Dividends declared ($0.19 per share)	—	—	0.1	(19.2)	—	—	—	(19.1)
Stock-based compensation	—	—	11.5	—	—	—	—	11.5
Distributions declared	—	—	—	—	—	—	(41.1)	(41.1)
Repurchases of common stock in open market	(0.7)	—	—	—	—	(71.6)	—	(71.6)
Other	—	—	0.3	—	(0.7)	(0.5)	(2.5)	(3.4)
Balance at end of period	99.4	$1.2	$1,860.7	$1,464.7	$(0.2)	$(804.7)	$786.7	$3,308.4

	Three Months Ended March 31, 2025
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.8	$1.2	$1,847.0	$796.7	$(577.9)	$725.7	$2,792.7
Net income	—	—	—	151.5	—	42.6	194.1
Issuance of restricted stock	0.7	—	(27.7)	—	27.7	—	—
Receipt of treasury stock	(0.2)	—	—	—	(19.8)	—	(19.8)
Dividends declared ($0.17 per share)	—	—	—	(17.4)	—	—	(17.4)
Stock-based compensation	—	—	9.5	—	—	—	9.5
Distributions declared	—	—	—	—	—	(45.9)	(45.9)
Repurchases of common stock in open market	(0.3)	—	—	—	(32.1)	—	(32.1)
Other	(0.1)	—	0.7	—	(0.3)	—	0.4
Balance at end of period	100.9	$1.2	$1,829.5	$930.8	$(602.4)	$722.4	$2,881.5
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In Millions)
Cash flows from operating activities:
Net income	$248.2	$196.5
(Income) loss from discontinued operations, net of tax	(15.9)	0.5
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	87.3	79.2
Stock-based compensation	11.5	9.5
Deferred tax expense	8.5	8.8
(Gain) loss on investments	(16.2)	0.1
Other, net	2.3	2.2
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(53.2)	(24.7)
Other assets	(11.6)	0.7
Accounts payable	(2.0)	(2.1)
Other liabilities	33.0	18.6
Net cash provided by (used in) operating activities of discontinued operations	21.2	(0.7)
Total adjustments	80.8	91.6
Net cash provided by operating activities	313.1	288.6
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(162.4)	(163.1)
Proceeds from sale of restricted investments	42.9	11.0
Purchases of restricted investments	(26.4)	(2.3)
Other, net	(4.2)	(4.1)
Net cash used in investing activities	(150.1)	(158.5)
Cash flows from financing activities:
Borrowings on revolving credit facility	420.0	60.0
Payments on revolving credit facility	(330.0)	(80.0)
Repurchases of common stock, including fees and expenses	(71.6)	(32.1)
Dividends paid on common stock	(20.3)	(18.0)
Distributions paid to noncontrolling interests of consolidated affiliates	(57.8)	(32.9)
Taxes paid on behalf of employees for shares withheld	(30.9)	(19.8)
Other, net	(11.9)	(7.6)
Net cash used in financing activities	(102.5)	(130.4)
Increase (decrease) in cash, cash equivalents, and restricted cash	60.5	(0.3)
Cash, cash equivalents, and restricted cash at beginning of period	102.9	123.1
Cash, cash equivalents, and restricted cash at end of period	$163.4	$122.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In Millions)
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$72.2	$85.4
Restricted cash at beginning of period	30.7	37.7
Cash, cash equivalents, and restricted cash at beginning of period	$102.9	$123.1

Cash and cash equivalents at end of period	$110.5	$95.8
Restricted cash at end of period	52.9	27.0
Cash, cash equivalents, and restricted cash at end of period	$163.4	$122.8

Supplemental schedule of noncash operating, investing, and financing activities:
Accrued purchases of property, equipment, and intangible assets	$27.9	$(9.9)
Operating lease adjustments	—	22.3
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation (the “Company” or “Encompass Health”), incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. We operate hospitals in 39 states and Puerto Rico, with concentrations in Florida and Texas. As of March 31, 2026, we operated 174 inpatient rehabilitation hospitals. We are the sole owner of 108 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 66 jointly owned hospitals.
On December 31, 2025, we entered into an agreement to sell our 50% membership interest in Gamma Knife Center at Barnes-Jewish Hospital, LLC (“Gamma Knife”) to our existing joint venture partner, Barnes-Jewish Hospital, LLC, for $17.9 million effective January 1, 2026. We accounted for Gamma Knife as an equity method investment. As a result of this transaction, we recorded a $17.5 million pre-tax gain in Other income on our condensed consolidated statement of operations during the three months ended March 31, 2026. The $17.9 million proceeds are classified as an investing activity within our condensed consolidated statement of cash flows during the three months ended March 31, 2026.
The accompanying unaudited condensed consolidated financial statements of Encompass Health Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes contained in Encompass Health’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 26, 2026 (the “2025 Form 10‑K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading. Certain prior year amounts may have been reclassified for comparative purposes to conform to the current-year financial statement presentation.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Medicare	$1,038.5	$975.5
Medicare Advantage	257.6	239.6
Managed care	167.7	145.7
Medicaid	46.1	42.0
Other third-party payors	10.7	8.3
Workers’ compensation	8.1	6.0
Patients	7.1	3.1
Other income	50.8	35.2
Total	$1,586.6	$1,455.4
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2025 Form 10-K for our policy related to Net operating revenues.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Assets and Liabilities in and Results of Discontinued Operations—
In January 2026, we reached an agreement with certain defendants involved in our ongoing litigation against former executive officers of our home health and hospice business, which was spun off on July 1, 2022. This agreement related to our claims for attorneys’ fees and mitigation damages previously awarded to us. In February 2026, we collected $21.9 million in full satisfaction of our claims. As a result, we recorded a $16.3 million after tax gain in Income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations during the three months ended March 31, 2026.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
2.Variable Interest Entities
As of March 31, 2026 and December 31, 2025, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of March 31, 2026. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$0.7	$1.6
Accounts receivable	38.6	34.9
Other current assets	6.0	4.7
Total current assets	45.3	41.2
Property and equipment, net	133.1	135.0
Operating lease right-of-use assets	1.3	1.3
Goodwill	15.9	15.9
Intangible assets, net	0.8	0.8
Other long-term assets	9.6	9.6
Total assets	$206.0	$203.8
Liabilities
Current liabilities:
Current portion of long-term debt	$1.1	$1.0
Accounts payable	5.7	6.6
Accrued expenses and other current liabilities	26.3	29.9
Total current liabilities	33.1	37.5
Long-term debt, net of current portion	11.3	11.6
Long-term operating lease liabilities	1.4	1.4
Total liabilities	$45.8	$50.5
3.Marketable Securities
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS, Ltd (“HCS”), our consolidated wholly owned offshore captive insurance company. HCS insures a substantial portion of Encompass Health’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of March 31, 2026, $37.1 million of restricted marketable securities are included in Other current assets and $109.2 million of restricted marketable securities are included in Other long-term assets in our condensed consolidated balance sheet. As of December 31, 2025, $42.2 million of restricted marketable securities are included in Other current assets and $103.6 million are included in Other long-term assets in our condensed consolidated balance sheet.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
During the three months ended March 31, 2026 and 2025, $(0.2) million and $0.7 million, respectively, of unrealized net (losses) gains were recognized in our condensed consolidated statements of operations on equity securities still held at the reporting date.
A summary of our debt securities as of March 31, 2026 is as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
U.S. government and agency securities	$36.1	$—	$—	$36.1
Corporate bonds and notes	81.3	0.1	(0.4)	81.0
During the three months ended March 31, 2026, we did not record any impairment charges related to our debt securities. We did not have any debt securities during the three months ended March 31, 2025.
Investing information related to our available-for-sale debt securities is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Proceeds from sales and maturities	$10.3	$—
The contractual maturities of our available-for-sale debt securities as of March 31, 2026 are as follows (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$24.1	$24.1
Due after one year through five years	80.7	80.6
Due after five years through ten years	6.0	5.9
Due after ten years	6.6	6.5
Total	$117.4	$117.1
4.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2026	December 31, 2025
Credit Agreement—
Advances under revolving credit facility	$220.0	$130.0
Bonds payable—
4.50% Senior Notes due 2028	792.9	792.0
4.75% Senior Notes due 2030	787.7	787.0
4.625% Senior Notes due 2031	393.8	393.6
Other notes payable	91.2	93.6
Finance lease obligations	288.2	294.6
	2,573.8	2,490.8
Less: Current portion	(42.9)	(43.6)
Long-term debt, net of current portion	$2,530.9	$2,447.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
April 1 through December 31, 2026	$34.2	$34.2
2027	46.9	46.9
2028	835.8	828.7
2029	44.9	44.9
2030	850.8	838.4
2031	660.1	653.9
Thereafter	126.8	126.8
Total	$2,599.5	$2,573.8
On March 9, 2026 (the “Closing Date”), we entered into a credit agreement (the “2026 Credit Agreement”), by and among us, certain of our subsidiaries, as guarantors, Truist Bank, as administrative agent and collateral agent, and various other lenders. In connection with the execution of the 2026 Credit Agreement, we paid off all outstanding amounts, and terminated the commitments, as of the Closing Date, under the Sixth Amended and Restated Credit Agreement, dated October 7, 2022 (the “2022 Credit Agreement”), by and among us, certain of our subsidiaries, as guarantors, Barclays Bank PLC, as administrative agent and collateral agent (“Barclays”), and various other lenders. The terms of the 2026 Credit Agreement are substantially the same as the terms of the 2022 Credit Agreement, except that (i) the maturity date has been changed to March 9, 2031, (ii) the fee for the undrawn portion of the revolving loan commitment has been lowered by five basis points, (iii) certain limitations on the ability of us and our subsidiaries to make investments, incur debt or liens, or make restricted payments have been relaxed, (iv) the 0.10% adjustment to interest payable on Term SOFR Borrowings has been eliminated, and (v) the swingline loan sublimit has been increased from $25 million to $40 million.
Our obligations under the 2026 Credit Agreement are secured by the current and future personal property of the Company and its subsidiary guarantors. Additionally, we terminated our existing collateral and guarantee agreement with Barclays and entered into the Collateral and Guarantee Agreement (the “2026 Collateral and Guarantee Agreement”), by and among the Company, certain of its subsidiaries, and Truist Bank, as collateral agent, which provides for similar terms in all material respects.
During March 2026, we drew $250.0 million on the revolving credit facility under the 2026 Credit Agreement to repay in full and retire the remaining amounts outstanding under the 2022 Credit Agreement. As of March 31, 2026, $220.0 million was drawn under the revolving credit facility with an interest rate of 4.9%. As of December 31, 2025, $130.0 million was drawn under the revolving credit facility with an interest rate of 5.9%.
5.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$58.3	$56.5
Net income attributable to noncontrolling interests	2.7	2.4
Distributions declared	(2.2)	(2.8)
Balance at end of period	$58.8	$56.1

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

	Three Months Ended March 31,
	2026	2025
Net income attributable to nonredeemable noncontrolling interests	$51.0	$42.6
Net income attributable to redeemable noncontrolling interests	2.7	2.4
Net income attributable to noncontrolling interests	$53.7	$45.0
See also Note 6, Fair Value Measurements.
6.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities	$29.2	$22.0	$7.2	$—	M
Available-for-sale debt securities:
U.S. government and agency securities	36.1	36.1	—	—	M
Corporate bonds and notes	81.0	—	81.0	—	M
Redeemable noncontrolling interests	58.8	—	—	58.8	I
As of December 31, 2025
Equity securities	$36.3	$20.3	$16.0	$—	M
Available-for-sale debt securities:
U.S. government and agency securities	40.4	40.4	—	—	M
Corporate bonds and notes	69.1	—	69.1	—	M
Redeemable noncontrolling interests	58.3	—	—	58.3	I
(1) The two valuation techniques are: market approach (M) and income approach (I).
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2026 and 2025, we did not record any material gains or losses related to these assets.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2025 Form 10‑K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$220.0	$220.0	$130.0	$130.0
4.50% Senior Notes due 2028	792.9	792.9	792.0	799.6
4.75% Senior Notes due 2030	787.7	783.4	787.0	796.6
4.625% Senior Notes due 2031	393.8	386.2	393.6	392.7
Other notes payable	91.2	91.2	93.6	93.6
Financial commitments:
Letters of credit	—	53.6	—	46.3
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2025 Form 10‑K.
7.Share-Based Payments
During the three months ended March 31, 2026, we issued a total of 0.4 million restricted stock awards to members of our management team and our board of directors. Of the restricted stock awards issued to members of our management team, 0.1 million contain only a service condition, while the remainder contain a service and/or performance condition as well as a market condition for certain members of management. For the awards that include a performance and market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable three-year performance measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 12, Share-Based Payments, to the consolidated financial statements accompanying the 2025 Form 10‑K.
8.Income Taxes
Our Provision for income tax expense of $56.4 million for the three months ended March 31, 2026 primarily resulted from the application of our estimated effective blended federal and state income tax rate together with non-deductible executive compensation partially offset by tax benefits resulting from share-based compensation windfalls. Our Provision for income tax expense of $41.6 million for the three months ended March 31, 2025 primarily resulted from the application of our estimated effective blended federal and state income tax rate primarily offset by tax benefits resulting from share-based compensation windfalls.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
9.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic:
Numerator:
Income from continuing operations	$232.3	$197.0
Less: Net income attributable to noncontrolling interests included in continuing operations	(53.7)	(45.0)
Less: Income allocated to participating securities	(0.5)	(0.4)
Income from continuing operations attributable to Encompass Health common shareholders	178.1	151.6
Income (loss) from discontinued operations attributable to Encompass Health common shareholders	15.9	(0.5)
Net income attributable to Encompass Health common shareholders	$194.0	$151.1
Denominator:
Basic weighted average common shares outstanding	99.2	100.5
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.80	$1.50
Discontinued operations	0.16	—
Net income	$1.96	$1.50

Diluted:
Numerator:
Income from continuing operations	$232.3	$197.0
Less: Net income attributable to noncontrolling interests included in continuing operations	(53.7)	(45.0)
Income from continuing operations attributable to Encompass Health common shareholders	178.6	152.0
Income (loss) from discontinued operations attributable to Encompass Health common shareholders	15.9	(0.5)
Net income attributable to Encompass Health common shareholders	$194.5	$151.5
Denominator:
Diluted weighted average common shares outstanding	100.6	102.1
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.77	$1.48
Discontinued operations	0.16	—
Net income	$1.93	$1.48

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2026	2025
Basic weighted average common shares outstanding	99.2	100.5
Restricted stock awards, dilutive stock options, and restricted stock units	1.4	1.6
Diluted weighted average common shares outstanding	100.6	102.1
See Note 15, Earnings per Common Share, to the consolidated financial statements accompanying the 2025 Form 10‑K for additional information related to our common stock.
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $51.6 million for the remainder of 2026, $40.1 million in 2027, $36.3 million in 2028, $30.3 million in 2029, $27.4 million in 2030, and $37.2 million thereafter. These contracts primarily relate to software licensing and support and medical equipment.
11.Segment Reporting:
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
The accounting policies of our reportable segment are the same as those described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2025 Form 10‑K. All revenues for our services

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
are generated through external customers. See Note 1, Basis of Presentation, “Net Operating Revenues,” for the disaggregation of our revenues. Our chief operating decision maker (“CODM”) is the chief executive officer. Our CODM evaluates the performance and allocates resources based on adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Our CODM primarily considers forecast-to-budget variances and current year actuals to prior year actuals variances to assess performance and to help inform operating decisions, including allocating resources.
Selected financial information, including significant segment expenses, for our reportable segment is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Net operating revenues	$1,586.6	$1,455.4
Less:
Salaries and benefits	818.1	762.3
Other operating expenses	241.6	217.3
Occupancy costs	15.2	14.9
Supplies	64.3	62.2
General and administrative expenses	47.5	43.3
Net income attributable to noncontrolling interests	53.7	45.0
Other segment items(1)	(2.6)	(3.2)
Adjusted EBITDA	$348.8	$313.6
(1)Includes interest and dividend income, investment gain or loss, and equity in net income of nonconsolidated affiliates.
Segment reconciliation (in millions):

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA	$348.8	$313.6
Stock-based compensation	(11.5)	(9.5)
Depreciation and amortization	(87.3)	(79.2)
Loss on disposal or impairment of assets	(0.3)	(0.2)
Loss on early extinguishment of debt	(0.2)	—
Interest expense and amortization of debt discounts and fees	(31.8)	(31.8)
Net income attributable to noncontrolling interests	53.7	45.0
Change in fair market value of marketable securities	(0.2)	0.7
Gain on sale of Gamma Knife	17.5	—
Income from continuing operations before income tax expense	$288.7	$238.6
Additional detail regarding the revenues of our operating segment by service line follows (in millions):

	Three Months Ended March 31,
	2026	2025
Net operating revenues:
Inpatient	$1,533.7	$1,417.7
Other	52.9	37.7
Net operating revenues	$1,586.6	$1,455.4
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to Encompass Health Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. In addition, the following MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 26, 2026 (collectively, the “2025 Form 10‑K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statement Regarding Forward-Looking Statements” beginning on page ii of this report, which is incorporated herein by reference for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, in Part II of this report and Part I of the 2025 Form 10‑K.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals (“IRFs”) in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate IRFs in 39 states and Puerto Rico, with concentrations in Florida and Texas. As of March 31, 2026, we operated 174 IRFs. For additional information about our business, see Part I, Item 1, Business, and Item 1A, Risk Factors, of the 2025 Form 10‑K.
2026 Overview
During the three months ended March 31, 2026, Net operating revenues increased 9.0% over the same period of 2025 due primarily to volume growth and increased pricing. See “Results of Operations” section of this Item for additional volume and pricing information.
In our continued development and expansion efforts during the three months ended March 31, 2026, we:
•began operating our new 49-bed inpatient rehabilitation hospital in Irmo, South Carolina in March;
•expanded our capacity by adding 44 new beds to existing hospitals; and

•announced or continued the development of the following hospitals:

	Expected open date	Number of New Beds
		2026	2027
De novo projects(1)
Concordville, Pennsylvania	2Q26	50	—
Loganville, Georgia(2)	2Q26	40	—
Norristown, Pennsylvania	3Q26	50	—
Bangor, Maine	4Q26	50	—
San Antonio, Texas	4Q26	50	—
Avondale, Arizona	4Q26	60	—
Wesley Chapel, Florida		—	50
Apollo Beach, Florida		—	50
St. George, Utah		—	50
Fishers, Indiana		—	50
Haslet, Texas		—	50
Flowood, Mississippi		—	50
Cookeville, Tennessee(2)		—	40
Remote and satellite hospitals (included in bed additions)(1)
Cleveland, Tennessee	4Q26	40	—
Other bed additions		150 - 200	150 - 200
(1) Opening dates are tentative
(2) Expected joint venture
We also continued our shareholder distributions during the three months ended March 31, 2026 through common stock repurchases and paying a quarterly cash dividend. For additional information see the “Liquidity and Capital Resources” section of this Item.
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
We are committed to delivering high-quality, cost-effective patient care. As the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals, we believe we differentiate ourselves from our competitors based on, among other things, the quality of our clinical outcomes, our cost-effectiveness, our financial strength, and our extensive application of technology. We also believe our competitive strengths discussed in Part I, Item 1, Business, “Competitive Strengths,” of the 2025 Form 10‑K, give us the ability to adapt and succeed in a healthcare industry facing regulatory uncertainty around attempts to improve outcomes and reduce costs.
The healthcare industry faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities until 2028. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our ability to adapt to changes in reimbursement, sustain our business model, and grow through new hospitals and bed additions. See also Part I, Item 1, Business, “Strategy and Strategic Priorities” and “Competitive Strengths” of the 2025 Form 10‑K.

Key Challenges
Healthcare is a highly regulated industry facing many well-publicized regulatory and reimbursement challenges. The future of many aspects of healthcare regulation generally and Medicare reimbursement specifically remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities—change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities—to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For a detailed discussion of the challenges we face, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges” of the 2025 Form 10‑K.
As we continue to execute our business plan, the following are some of the key challenges we face.
•Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new capacity to existing hospitals. See Part I, Item 1, Business, “Regulation,” and Item 1A, Risk Factors, “Reimbursement Risks” and “Other Regulatory Risks” of the 2025 Form 10‑K for detailed discussions of the most important regulations we face and our programs intended to ensure we comply with those regulations.
•Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs. On April 2, 2026, the Centers for Medicare & Medicaid Services (“CMS”) released its notice of proposed rulemaking for fiscal year 2027 for IRFs (the “2027 Proposed IRF Rule”) under the inpatient rehabilitation facility prospective payment system. The 2027 Proposed IRF Rule would implement a net 2.4% market basket increase (market basket update of 3.2% reduced by a productivity adjustment of 0.8%) effective for discharges between October 1, 2026 and September 30, 2027. The 2027 Proposed IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index, updates to outlier payments, and updates to the case-mix group relative weights and average lengths of stay values. Based on our analysis that utilizes the acuity of our patients annualized over a twelve-month period ended February 28, 2026, our experience with outlier payments over this same time frame, and other factors, we believe the 2027 Proposed IRF Rule would result in a net increase to our Medicare payment rates of approximately 2.4% effective October 1, 2026.
In August 2023, IRFs located in Alabama began participation in CMS’s review choice demonstration (“RCD”), under which Medicare reimbursement claims are assessed for compliance with applicable coverage and clinical documentation requirements. On June 17, 2024, CMS expanded RCD to include IRFs located in Pennsylvania and billing to a certain Medicare Administrative Contractor (“MAC”). We do not bill to this MAC, so we are not subject to RCD in Pennsylvania at this time. In December 2025, CMS announced the expansion of RCD to Texas and California, effective March 2, 2026 and May 1, 2026, respectively. With the expansion to those two states, we expect 33 of our current inpatient rehabilitation hospitals (representing approximately 11.9% of our IRF Medicare claims) to be subject to RCD. After the initial four states, CMS intends to expand the demonstration to include additional cohorts of IRFs based on the MAC to which those IRFs submit claims. There are no details of that expansion at this time.

Under RCD, each participating IRF has an initial choice between pre-claim or post-payment review of 100% of Medicare claims submitted to demonstrate compliance with applicable requirements during the first six-month review period or cycle. Under the pre-claim review choice, services can begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted, reviewed, and approved before the final claim is paid. If a certain percentage of the claims reviewed are found to be valid, the “affirmation rate,” the IRF may then opt out of the 100% pre-claim review in the next cycle. The opt-out affirmation rate for each IRF under RCD is 80% or greater for the first cycle, 85% or greater for the second cycle, and 90% or greater for each cycle thereafter. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. To date, we have elected the pre-claim review option for each participating hospital, including those hospitals that met or exceeded the opt-out affirmation rate, in each cycle.
If the MAC determines a claim is not valid under the RCD pre-claim review, the IRF may still submit the claim for payment and appeal the denial. The affirmation rate for a cycle as determined by CMS does not include claims found to be valid on appeal. Therefore, the ultimate percentage of valid claims submitted under RCD depends on the resolution of all related appeals in the same CMS process applicable to non-RCD claims. That appeals process can extend for a significant period of time as discussed in Part 1, Item 1A, Risk Factors, of the 2025 Form 10‑K. The affirmation rate for our hospitals in Alabama has varied over the four completed cycles. We believe the MAC for these hospitals has failed to affirm many claims over the course of RCD based on inconsistent and improper application of standards or requirements that, in some cases, directly conflict with the Medicare coverage criteria for IRFs. We have engaged, and will continue to engage, with the MAC and CMS to ensure the review process is consistent with existing rules, regulations and statutes. Additionally, we have appealed many of the claims not affirmed by the MAC. Given the inconsistent review process applied by the MAC associated with our Alabama hospitals across the previous cycles, we cannot predict the impact, if any, RCD may have on the collectability of our Medicare claims over the program’s full breadth, including involvement of other MACs, and term and ultimately on our financial position, results of operations, and cash flows.
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
•Recruiting and Retaining High-Quality Personnel. Recruiting and retaining qualified personnel, including management, for our inpatient hospitals remains a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to be competitive in this challenging staffing environment while remaining consistent with our goal of providing high-quality, cost-effective care. Additionally, our operations have been affected and may in the future be affected by staffing shortages. In recent years, staffing shortages and competition have resulted in increased labor costs, including significant sign-on and shift bonuses, and increased use of contract labor. See Part I, Item 1A, Risk Factors, of the 2025 Form 10‑K for further discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs and constrain our ability to take new patients.
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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2026	2025
Medicare	65.5%	67.0%
Medicare Advantage	16.2%	16.5%
Managed care	10.6%	10.0%
Medicaid	2.9%	2.9%
Other third-party payors	0.7%	0.6%
Workers’ compensation	0.5%	0.4%
Patients	0.4%	0.2%
Other income	3.2%	2.4%
Total	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2025 Form 10‑K.
Our Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2026	2025	2026 vs. 2025
	(In Millions, Except Percentage Change)
Net operating revenues	$1,586.6	$1,455.4	9.0%
Operating expenses:
Salaries and benefits	818.1	762.3	7.3%
Other operating expenses	241.9	217.5	11.2%
Occupancy costs	15.2	14.9	2.0%
Supplies	64.3	62.2	3.4%
General and administrative expenses	58.2	52.3	11.3%
Depreciation and amortization	87.3	79.2	10.2%
Total operating expenses	1,285.0	1,188.4	8.1%
Loss on early extinguishment of debt	0.2	—	N/A
Interest expense and amortization of debt discounts and fees	31.8	31.8	—%
Other income	(18.7)	(2.5)	648.0%
Equity in net income of nonconsolidated affiliates	(0.4)	(0.9)	(55.6)%
Income from continuing operations before income tax expense	288.7	238.6	21.0%
Provision for income tax expense	56.4	41.6	35.6%
Income from continuing operations	232.3	197.0	17.9%
Income (loss) from discontinued operations, net of tax	15.9	(0.5)	(3,280.0)%
Net income	248.2	196.5	26.3%
Less: Net income attributable to noncontrolling interests	(53.7)	(45.0)	19.3%
Net income attributable to Encompass Health	$194.5	$151.5	28.4%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Salaries and benefits	51.6%	52.4%
Other operating expenses	15.2%	14.9%
Occupancy costs	1.0%	1.0%
Supplies	4.1%	4.3%
General and administrative expenses	3.7%	3.6%
Depreciation and amortization	5.5%	5.4%
Total operating expenses	81.0%	81.7%
Additional information regarding our operating results is as follows:

	Three Months Ended March 31,		Percentage Change
	2026	2025	2026 vs. 2025
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$1,533.7	$1,417.7	8.2%
Other	52.9	37.7	40.3%
Net operating revenues	$1,586.6	$1,455.4	9.0%
	(Actual Amounts)
Discharges	67,763	64,985	4.3%
Net patient revenue per discharge	$22,633	$21,816	3.7%
Outpatient visits	21,935	19,955	9.9%
Average length of stay (days)	12.1	12.2	(0.8)%
Occupancy %	78.7%	78.8%	(0.1)%
# of licensed beds	11,541	11,159	3.4%
Occupied beds	9,083	8,793	3.3%
Full-time equivalents (FTEs) - internal	29,599	28,572	3.6%
Contract labor FTEs	345	375	(8.0)%
Total FTEs*	29,944	28,947	3.4%
Employees per occupied bed	3.30	3.29	0.3%
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

Net Operating Revenues
Our consolidated Net operating revenues increased during the three months ended March 31, 2026 compared to the same period of 2025 primarily due to increased volumes and favorable pricing. Discharge growth included a 1.6% increase in same-store discharges. Discharge growth from new stores during the three months ended March 31, 2026 compared to the same period of 2025 resulted from our joint ventures in Athens, Georgia (March 2025), Fort Myers, Florida (May 2025), and Amarillo, Texas (November 2025), as well as our wholly owned hospitals in Daytona Beach, Florida (July 2025), Danbury, Connecticut (September 2025), St. Petersburg, Florida (October 2025), Lake Worth, Florida (December 2025), and Irmo, South Carolina (March 2026). Growth in net patient revenue per discharge during the three months ended March 31, 2026 compared to the same period of 2025 primarily resulted from an increase in reimbursement rates, retroactive cost reporting adjustments, and patient mix.
The increase in other revenue during the three months ended March 31, 2026 included an increase of $15.3 million in Medicaid supplemental payments (partially offset by an increase of $9.7 million in provider tax expenses included in Other operating expenses). Medicaid supplemental payments represent amounts received under state directed and supplemental payment programs associated with Medicaid. For additional information, see Part I, Item 1, Business, “Medicaid Reimbursement,” of the 2025 Form 10‑K.
Salaries and Benefits
Salaries and benefits increased during the three months ended March 31, 2026 compared to the same period of 2025 primarily due to salary and benefit cost increases for our employees and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. Salaries and benefits decreased as a percent of Net operating revenues during the three months ended March 31, 2026 compared to the same period of 2025 primarily due to an increase in Medicaid supplemental payments and decreases in both contract labor and sign-on and shift bonuses.
Other Operating Expenses
Other operating expenses increased in terms of dollars and as a percent of Net operating revenues during the three months ended March 31, 2026 compared to the same period of 2025 primarily due to increased provider taxes and higher costs resulting from our development activities partially offset by lower legal costs.
General and Administrative Expenses
General and administrative expenses increased in terms of dollars and as a percent of Net operating revenues during the three months ended March 31, 2026 compared to the same period of 2025 primarily due to higher costs associated with our transition to a new enterprise resource planning system, Oracle Fusion, in 2025.
Depreciation and Amortization
Depreciation and amortization increased during the three months ended March 31, 2026 compared to the same period of 2025 due to our capital investments. See the “Executive Overview” section of this item for information related to our development activity. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Other Income
Other income during the three months ended March 31, 2026 includes a $17.5 million gain as a result of the sale of our 50% membership interest in Gamma Knife Center at Barnes-Jewish Hospital, LLC (“Gamma Knife”) to our existing joint venture partner, Barnes-Jewish Hospital, LLC, effective January 1, 2026. For additional information, see Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three months ended March 31, 2026 compared to the same period of 2025 primarily due to the increase in Net operating revenues as discussed above.

Provision for Income Tax Expense
Our Provision for income tax expense increased during the three months ended March 31, 2026 compared to the same period of 2025 primarily due to higher Income from continuing operations before income tax expense.
We currently estimate our cash payments for income taxes to be approximately $160 million to $190 million, net of refunds, for 2026. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2026.
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
See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 14, Income Taxes, to the consolidated financial statements accompanying the 2025 Form 10‑K.
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during the three months ended March 31, 2026 compared to the same period of 2025 resulted from increased profitability from certain existing joint venture hospitals.
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
On March 9, 2026, we entered into a new credit agreement (the “2026 Credit Agreement”). In connection with the execution of the 2026 Credit Agreement, we paid off all outstanding amounts, and terminated the commitments under the Sixth Amended and Restated Credit Agreement, dated October 7, 2022 (the “2022 Credit Agreement”). During March 2026, we drew $250.0 million on the revolving credit facility under the 2026 Credit Agreement to repay in full and retire the remaining amounts outstanding under the 2022 Credit Agreement.
For additional information, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2025 Form 10‑K.

Current Liquidity
As of March 31, 2026, we had $110.5 million in Cash and cash equivalents. This amount excludes $52.9 million in Restricted cash and $146.3 million of restricted marketable securities ($37.1 million included in Other current assets and $109.2 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Marketable Securities, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2025 Form 10‑K.
In addition to Cash and cash equivalents, as of March 31, 2026, we had approximately $726 million available to us under our revolving credit facility. Our credit agreement governs our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2026, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended March 31, 2026, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2031, and our bonds all mature in 2028 and beyond. See Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements, for additional information related to our debt. Also, see the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2026.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Part I, Item 1A, Risk Factors, of the 2025 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$313.1	$288.6
Net cash used in investing activities	(150.1)	(158.5)
Net cash used in financing activities	(102.5)	(130.4)
Increase (decrease) in cash, cash equivalents, and restricted cash	$60.5	$(0.3)
Operating activities. The increase in Net cash provided by operating activities for the three months ended March 31, 2026 compared to the same period of 2025 primarily resulted from an increase in Net income which was driven by growth in Net operating revenues.
Investing activities. The decrease in Net cash used in investing activities during the three months ended March 31, 2026 compared to the same period of 2025 primarily resulted from increased Proceeds from sale of restricted investments partially offset by increased Purchases of restricted investments. Proceeds from sale of restricted investments during the three months ended March 31, 2026 includes $17.9 million resulting from the sale of our 50% membership interest in Gamma Knife. For additional information, see Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Financing activities. The decrease in Net cash used in financing activities during the three months ended March 31, 2026 compared to the same period of 2025 primarily resulted from higher net debt borrowings, partially offset by higher Repurchases of common stock, including fees and expenses and Distributions paid to noncontrolling interests of consolidated affiliates. For additional information on our net debt borrowings, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2025 Form 10‑K. For additional information related to our stock repurchases, see the “Authorizations for Returning Capital to Stakeholders” section below.
Contractual Obligations
Our consolidated contractual obligations as of March 31, 2026 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding finance lease obligations (a)	$2,065.6	$15.7	$2,049.9
Revolving credit facility	220.0	—	220.0
Interest on long-term debt (b)	384.2	109.8	274.4
Finance lease obligations (c)	399.5	47.9	351.6
Operating lease obligations (d)	294.4	39.5	254.9
Purchase obligations (e)	222.9	59.5	163.4
Total	$3,586.6	$272.4	$3,314.2
(a)    Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 4, Long-term Debt, accompanying the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2025 Form 10‑K.
(b)    Interest on our fixed rate debt is presented using the stated interest rate. Interest on our variable rate debt is estimated using the rate in effect as of March 31, 2026. Interest pertaining to our bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations.
(c)    Amounts include interest portion of future minimum finance lease payments.
(d)    We lease approximately 9% of our hospitals as well as other property and equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 6, Leases, to the consolidated financial statements accompanying the 2025 Form 10‑K.
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2026, we made capital expenditures of approximately $162 million for property, equipment, and intangible assets. During 2026, we expect to spend approximately $920 million to $995 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $225 million to $240 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects. At March 31, 2026, we have projects under construction which have an estimated additional cost to complete over the next two years of approximately $367 million. We expect to fund capital expenditures using cash on hand and borrowings under our revolving credit facility.

Authorizations for Returning Capital to Stakeholders
In October 2025 and February 2026, our board of directors declared cash dividends of $0.19 per share that were paid in January 2026 and April 2026, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, and (2) either (a) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x and our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.50x or (b) our leverage ratio remains in compliance with the leverage ratio covenant and there is capacity under the Available Amount as defined in the credit agreement. The terms of our Notes indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2025 Form 10‑K.
In 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which has been amended from time to time. Most recently, on July 24, 2024, our board approved resetting the aggregate common stock repurchase authorization to $500 million. As of March 31, 2026, approximately $261 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2026, we repurchased 0.7 million shares of our common stock in the open market for $71.6 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $1 billion revolving credit facility. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
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

Three Months Ended March 31, 2026
(In Millions)
Net operating revenues	$998.9
Intercompany revenues generated from non-guarantor subsidiaries	30.2
Total net operating revenues	$1,029.1

Operating expenses	$848.6
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	11.4
Total operating expenses	$860.0

Income from continuing operations	$119.0
Net income	$134.9
Net income attributable to Encompass Health	$134.9

	As of March 31, 2026	As of December 31, 2025
	(In Millions)
Total current assets	$673.0	$604.3

Property and equipment, net	$2,911.3	$2,804.6
Goodwill	883.2	883.2
Other noncurrent assets	499.1	517.2
Total noncurrent assets	$4,293.6	$4,205.0

Total current liabilities	$658.4	$625.0

Long-term debt, net of current portion	$2,469.0	$2,383.7
Intercompany payable due to non-guarantor subsidiaries	7.6	3.9
Other noncurrent liabilities	328.9	328.3
Total noncurrent liabilities	$2,805.5	$2,715.9
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net cash provided by operating activities and to Net income.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2025 Form 10‑K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, repurchasing our common stock, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2025 Form 10‑K.
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$313.1	$288.6
Interest expense and amortization of debt discounts and fees	31.8	31.8
Gain (loss) on investments, excluding impairments	16.2	(0.1)
Equity in net income of nonconsolidated affiliates	0.4	0.9
Net income attributable to noncontrolling interests in continuing operations	(53.7)	(45.0)
Amortization of debt-related items	(2.4)	(2.4)
Distributions from nonconsolidated affiliates	(0.1)	(0.5)
Current portion of income tax expense	47.9	32.8
Change in assets and liabilities	33.8	7.5
Cash (provided by) used in operating activities of discontinued operations	(21.2)	0.7
Change in fair market value of marketable securities	0.2	(0.7)
Gain on sale of Gamma Knife	(17.5)	—
Other	0.3	—
Adjusted EBITDA	$348.8	$313.6

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2026	2025
Net income	$248.2	$196.5
(Income) loss from discontinued operations, net of tax, attributable to Encompass Health	(15.9)	0.5
Net income attributable to noncontrolling interests included in continuing operations	(53.7)	(45.0)
Provision for income tax expense	56.4	41.6
Interest expense and amortization of debt discounts and fees	31.8	31.8
Depreciation and amortization	87.3	79.2
Loss on early extinguishment of debt	0.2	—
Loss on disposal or impairment of assets	0.3	0.2
Stock-based compensation	11.5	9.5
Change in fair market value of marketable securities	0.2	(0.7)
Gain on sale of Gamma Knife	(17.5)	—
Adjusted EBITDA	$348.8	$313.6
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2026 that have a material effect on our Internal Control over Financial Reporting.

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
Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2025 (the “2025 Form 10‑K”).
Item 1A.Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2025 Form 10-K. However, certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2026:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2026	496,959	$101.76	396,586	290,275,909
February 1 through February 28, 2026	318,093	104.46	128,656	277,310,462
March 1 through March 31, 2026	172,377	101.71	172,346	259,780,455
Total	987,429	102.62	697,588
(1)Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and shares tendered by employees as payment of the tax liabilities incident to the vesting of previously awarded shares of restricted stock. In January, 615 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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

10.1
Credit Agreement, dated March 9, 2026, by and among Encompass Health Corporation, certain of its subsidiaries, Truist Bank, as administrative agent and collateral agent, and various other lenders (incorporated by reference to Exhibit 10.1 to Encompass Health’s Current Report on Form 8-K filed on March 10, 2026).

10.2
Collateral and Guarantee Agreement, dated March 9, 2026, by and among Encompass Health Corporation, certain of its subsidiaries, Truist Bank, as administrative agent and collateral agent, and various other lenders (incorporated by reference to Exhibit 10.2 to Encompass Health’s Current Report on Form 8-K filed on March 10, 2026).

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	May 1, 2026