Form 10-Q
period 2026-06-30
Encompass Health Corp
filed 2026-08-07
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The registrant had 98,653,384 shares of common stock outstanding, net of treasury shares, as of July 28, 2026.

NOTE TO READERS
As used in this report, the terms “Encompass Health,” “we,” “us,” “our,” and the “Company” refer to Encompass Health Corporation and its consolidated subsidiaries, unless otherwise stated or indicated by context. This drafting style is suggested by the Securities and Exchange Commission and is not meant to imply that Encompass Health Corporation, the publicly traded parent company, owns or operates any specific asset, business, or property. The substantial majority of the hospitals, operations, and businesses described in this filing are owned and operated by subsidiaries of the parent company. In addition, we use the term “Encompass Health Corporation” to refer to Encompass Health Corporation alone wherever a distinction between Encompass Health Corporation and its subsidiaries is required or aids in the understanding of this filing.
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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Millions, Except Per Share Data)
Net operating revenues	$1,597.4	$1,457.7	$3,184.0	$2,913.1
Operating expenses:
Salaries and benefits	820.3	767.7	1,638.4	1,530.0
Other operating expenses	254.9	213.8	496.8	431.3
Occupancy costs	14.7	14.7	29.9	29.6
Supplies	66.1	63.1	130.4	125.3
General and administrative expenses	62.6	59.4	120.8	111.7
Depreciation and amortization	90.4	79.9	177.7	159.1
Total operating expenses	1,309.0	1,198.6	2,594.0	2,387.0
Loss on early extinguishment of debt	3.2	—	3.4	—
Interest expense and amortization of debt discounts and fees	32.8	30.4	64.6	62.2
Other income	(9.1)	(6.7)	(27.8)	(9.2)
Equity in net income of nonconsolidated affiliates	(0.1)	(1.4)	(0.5)	(2.3)
Income from continuing operations before income tax expense	261.6	236.8	550.3	475.4
Provision for income tax expense	53.6	51.0	110.0	92.6
Income from continuing operations	208.0	185.8	440.3	382.8
(Loss) income from discontinued operations, net of tax	(0.6)	(0.9)	15.3	(1.4)
Net income	207.4	184.9	455.6	381.4
Less: Net income attributable to noncontrolling interests	(53.5)	(42.8)	(107.2)	(87.8)
Net income attributable to Encompass Health	$153.9	$142.1	$348.4	$293.6

Weighted average common shares outstanding:
Basic	98.8	100.6	99.0	100.6
Diluted	100.0	102.3	100.3	102.2
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.56	$1.42	$3.36	$2.92
Discontinued operations	(0.01)	(0.01)	0.15	(0.01)
Net income	$1.55	$1.41	$3.51	$2.91
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.55	$1.40	$3.32	$2.88
Discontinued operations	(0.01)	(0.01)	0.15	(0.01)
Net income	$1.54	$1.39	$3.47	$2.87

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$154.5	$143.0	$333.1	$295.0
(Loss) income from discontinued operations, net of tax	(0.6)	(0.9)	15.3	(1.4)
Net income attributable to Encompass Health	$153.9	$142.1	$348.4	$293.6
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Millions)
COMPREHENSIVE INCOME
Net income	$207.4	$184.9	$455.6	$381.4
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities:
Unrealized net holding (loss) gain arising during the period	(0.3)	0.5	(1.2)	0.5
Reclassifications to net income	—	(0.1)	—	(0.1)
Other comprehensive (loss) income before income taxes	(0.3)	0.4	(1.2)	0.4
Provision for income tax benefit (expense) related to other comprehensive loss items	0.1	(0.1)	0.3	(0.1)
Other comprehensive (loss) income, net of tax	(0.2)	0.3	(0.9)	0.3
Comprehensive income	207.2	185.2	454.7	381.7
Comprehensive income attributable to noncontrolling interests	(53.5)	(42.8)	(107.2)	(87.8)
Comprehensive income attributable to Encompass Health	$153.7	$142.4	$347.5	$293.9
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$107.7	$72.2
Restricted cash	25.8	30.7
Accounts receivable	687.3	619.2
Other current assets	220.2	183.8
Total current assets	1,041.0	905.9
Property and equipment, net	4,341.7	4,101.6
Operating lease right-of-use assets	198.2	212.6
Goodwill	1,323.5	1,317.6
Intangible assets, net	306.8	308.3
Other long-term assets	246.3	243.7
Total assets(1)	$7,457.5	$7,089.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$35.9	$43.6
Current operating lease liabilities	27.5	26.5
Accounts payable	221.6	178.2
Accrued expenses and other current liabilities	588.4	588.1
Total current liabilities	873.4	836.4
Long-term debt, net of current portion	2,598.1	2,447.2
Long-term operating lease liabilities	180.8	196.6
Deferred income tax liabilities	131.9	126.8
Other long-term liabilities	212.2	206.9
Total liabilities(1)	3,996.4	3,813.9
Commitments and contingencies
Redeemable noncontrolling interests	57.9	58.3
Shareholders’ equity:
Encompass Health shareholders’ equity	2,597.7	2,438.2
Noncontrolling interests	805.5	779.3
Total shareholders’ equity	3,403.2	3,217.5
Total liabilities(1) and shareholders’ equity	$7,457.5	$7,089.7
(1)Our consolidated assets as of June 30, 2026 and December 31, 2025 include total assets of variable interest entities of $208.7 million and $203.8 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2026 and December 31, 2025 include total liabilities of the variable interest entities of $46.6 million and $50.5 million, respectively. See Note 2, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2026
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.4	$1.2	$1,860.7	$1,464.7	$(0.2)	$(804.7)	$786.7	$3,308.4
Net income	—	—	—	153.9	—	—	50.4	204.3
Issuance of restricted stock	0.1	—	(1.6)	—	—	1.6	—	—
Dividends declared ($0.19 per share)	—	—	—	(19.0)	—	—	—	(19.0)
Stock-based compensation	—	—	13.8	—	—	—	—	13.8
Distributions declared	—	—	—	—	—	—	(41.1)	(41.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	9.6	9.6
Repurchases of common stock in open market	(0.7)	—	—	—	—	(73.6)	—	(73.6)
Other	—	—	0.1	0.1	(0.2)	0.9	(0.1)	0.8
Balance at end of period	98.8	$1.2	$1,873.0	$1,599.7	$(0.4)	$(875.8)	$805.5	$3,403.2

	Three Months Ended June 30, 2025
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.9	$1.2	$1,829.5	$930.8	$—	$(602.4)	$722.4	$2,881.5
Net income	—	—	—	142.1	—	—	40.8	182.9
Issuance of restricted stock	—	—	(0.2)	—	—	0.2	—	—
Receipt of treasury stock	—	—	—	—	—	(0.1)	—	(0.1)
Dividends declared ($0.17 per share)	—	—	0.1	(17.3)	—	—	—	(17.2)
Stock-based compensation	—	—	14.3	—	—	—	—	14.3
Distributions declared	—	—	—	—	—	—	(29.6)	(29.6)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	19.5	19.5
Repurchases of common stock in open market	(0.3)	—	—	—	—	(24.7)	—	(24.7)
Other	0.3	—	(0.1)	—	0.3	6.4	(0.1)	6.5
Balance at end of period	100.9	$1.2	$1,843.6	$1,055.6	$0.3	$(620.6)	$753.0	$3,033.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Six Months Ended June 30, 2026
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.0	$1.2	$1,869.6	$1,289.4	$0.5	$(722.5)	$779.3	$3,217.5
Net income	—	—	—	348.4	—	—	101.4	449.8
Issuance of restricted stock	0.5	—	(22.4)	—	—	22.4	—	—
Receipt of treasury stock	(0.3)	—	—	—	—	(30.9)	—	(30.9)
Dividends declared ($0.38 per share)	—	—	0.1	(38.2)	—	—	—	(38.1)
Stock-based compensation	—	—	25.3	—	—	—	—	25.3
Distributions declared	—	—	—	—	—	—	(82.2)	(82.2)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	9.6	9.6
Repurchases of common stock in open market	(1.4)	—	—	—	—	(145.2)	—	(145.2)
Other	—	—	0.4	0.1	(0.9)	0.4	(2.6)	(2.6)
Balance at end of period	98.8	$1.2	$1,873.0	$1,599.7	$(0.4)	$(875.8)	$805.5	$3,403.2

	Six Months Ended June 30, 2025
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	100.8	$1.2	$1,847.0	$796.7	$—	$(577.9)	$725.7	$2,792.7
Net income	—	—	—	293.6	—	—	83.4	377.0
Issuance of restricted stock	0.7	—	(27.9)	—	—	27.9	—	—
Receipt of treasury stock	(0.2)	—	—	—	—	(19.9)	—	(19.9)
Dividends declared ($0.34 per share)	—	—	0.1	(34.7)	—	—	—	(34.6)
Stock-based compensation	—	—	23.8	—	—	—	—	23.8
Distributions declared	—	—	—	—	—	—	(75.5)	(75.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	19.5	19.5
Repurchases of common stock in open market	(0.6)	—	—	—	—	(56.8)	—	(56.8)
Other	0.2	—	0.6	—	0.3	6.1	(0.1)	6.9
Balance at end of period	100.9	$1.2	$1,843.6	$1,055.6	$0.3	$(620.6)	$753.0	$3,033.1
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In Millions)
Cash flows from operating activities:
Net income	$455.6	$381.4
(Income) loss from discontinued operations, net of tax	(15.3)	1.4
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	177.7	159.1
Loss on early extinguishment of debt	3.4	—
Stock-based compensation	25.3	23.8
Deferred tax expense	5.4	5.3
Gain on investments	(22.6)	(3.2)
Other, net	6.8	4.3
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(63.4)	(15.7)
Other assets	(28.4)	(16.5)
Accounts payable	20.3	(2.5)
Other liabilities	10.6	23.3
Net cash provided by (used in) operating activities of discontinued operations	20.3	(1.9)
Total adjustments	155.4	176.0
Net cash provided by operating activities	595.7	558.8
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(382.7)	(320.0)
Proceeds from sale of restricted investments	59.6	132.0
Purchases of restricted investments	(54.5)	(127.8)
Other, net	(8.1)	(8.1)
Net cash used in investing activities	(385.7)	(323.9)
Cash flows from financing activities:
Proceeds from bond issuance	500.0	—
Principal payments on debt, including pre-payments	(411.8)	(10.7)
Borrowings on revolving credit facility	670.0	60.0
Payments on revolving credit facility	(600.0)	(80.0)
Principal payments under finance lease obligations	(12.9)	(11.6)
Debt amendment and issuance costs	(11.8)	—
Repurchases of common stock, including fees and expenses	(145.8)	(56.8)
Dividends paid on common stock	(39.2)	(35.1)
Distributions paid to noncontrolling interests of consolidated affiliates	(98.1)	(73.3)
Taxes paid on behalf of employees for shares withheld	(30.9)	(19.9)
Other, net	1.1	6.8
Net cash used in financing activities	(179.4)	(220.6)
Increase in cash, cash equivalents, and restricted cash	30.6	14.3
Cash, cash equivalents, and restricted cash at beginning of period	102.9	123.1
Cash, cash equivalents, and restricted cash at end of period	$133.5	$137.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In Millions)
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$72.2	$85.4
Restricted cash at beginning of period	30.7	37.7
Cash, cash equivalents, and restricted cash at beginning of period	$102.9	$123.1

Cash and cash equivalents at end of period	$107.7	$99.1
Restricted cash at end of period	25.8	38.3
Cash, cash equivalents, and restricted cash at end of period	$133.5	$137.4

Supplemental schedule of noncash operating, investing, and financing activities:
Accrued purchases of property, equipment, and intangible assets	$23.2	$6.0
Operating lease additions and adjustments	0.2	26.5
Joint venture contributions	9.4	19.5
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation (the “Company” or “Encompass Health”), incorporated in Delaware in 1984, including its subsidiaries, is a provider of inpatient rehabilitation services. We operate hospitals in 39 states and Puerto Rico, with concentrations in Florida and Texas. As of June 30, 2026, we operated 176 inpatient rehabilitation hospitals. We are the sole owner of 109 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 67 jointly owned hospitals.
On December 31, 2025, we entered into an agreement to sell our 50% membership interest in Gamma Knife Center at Barnes-Jewish Hospital, LLC (“Gamma Knife”) to our existing joint venture partner, Barnes-Jewish Hospital, LLC, for $17.9 million effective January 1, 2026. We accounted for Gamma Knife as an equity method investment. As a result of this transaction, we recorded a $17.5 million pre-tax gain in Other income on our condensed consolidated statement of operations during the six months ended June 30, 2026. The $17.9 million proceeds are classified as an investing activity within our condensed consolidated statement of cash flows during the six months ended June 30, 2026.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Medicare	$1,047.6	$939.7	$2,086.0	$1,916.2
Medicare Advantage	259.4	246.0	517.1	485.3
Managed care	171.3	163.0	339.0	308.3
Medicaid	49.6	45.2	95.7	87.0
Other third-party payors	11.9	10.4	22.6	18.6
Workers’ compensation	7.1	7.5	15.3	13.5
Patients	6.7	4.6	13.8	7.7
Other income	43.8	41.3	94.5	76.5
Total	$1,597.4	$1,457.7	$3,184.0	$2,913.1
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2025 Form 10-K for our policy related to Net operating revenues.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Assets and Liabilities in and Results of Discontinued Operations—
In January 2026, we reached an agreement with certain defendants involved in our ongoing litigation against former executive officers of our home health and hospice business, which was spun off on July 1, 2022. This agreement related to our claims for attorneys’ fees and mitigation damages previously awarded to us. In February 2026, we collected $21.9 million in full satisfaction of our claims. As a result, we recorded a $16.3 million after tax gain in (Loss) income from discontinued operations, net of tax, in the condensed consolidated statements of operations during the six months ended June 30, 2026.
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
2.Variable Interest Entities
As of June 30, 2026 and December 31, 2025, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of June 30, 2026. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$0.3	$1.6
Accounts receivable	41.5	34.9
Other current assets	8.0	4.7
Total current assets	49.8	41.2
Property and equipment, net	130.6	135.0
Operating lease right-of-use assets	1.3	1.3
Goodwill	15.9	15.9
Intangible assets, net	1.6	0.8
Other long-term assets	9.5	9.6
Total assets	$208.7	$203.8
Liabilities
Current liabilities:
Current portion of long-term debt	$1.1	$1.0
Accounts payable	6.1	6.6
Accrued expenses and other current liabilities	27.0	29.9
Total current liabilities	34.2	37.5
Long-term debt, net of current portion	11.0	11.6
Long-term operating lease liabilities	1.4	1.4
Total liabilities	$46.6	$50.5
3.Marketable Securities
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS, Ltd (“HCS”), our consolidated wholly owned offshore captive insurance company. HCS insures a substantial portion of Encompass Health’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of June 30, 2026, $52.4 million of restricted marketable securities are included in Other current assets and $107.2 million of restricted marketable securities are included in Other long-term assets in our condensed consolidated balance sheet. As of December 31, 2025, $42.2 million of restricted marketable securities are included in Other current assets and $103.6 million are included in Other long-term assets in our condensed consolidated balance sheet.
During the three and six months ended June 30, 2026, $2.3 million and $3.5 million, respectively, of unrealized net gains were recognized in our condensed consolidated statements of operations on equity securities still held at the reporting date. During the three and six months ended June 30, 2025, $0.8 million of unrealized net gains were recognized in our condensed consolidated statements of operations on equity securities still held at the reporting date.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
A summary of our debt securities as of June 30, 2026 is as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
U.S. government and agency securities	$35.2	$0.1	$(0.2)	$35.1
Corporate bonds and notes	92.4	0.1	(0.6)	91.9
A summary of our debt securities as of December 31, 2025 is as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
U.S. government and agency securities	$40.2	$0.2	$—	$40.4
Corporate bonds and notes	68.7	0.5	(0.1)	69.1
During the three and six months ended June 30, 2026 and June 30, 2025, we did not record any impairment charges related to our debt securities.
Investing information related to our available-for-sale debt securities is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds from sales and maturities	$10.8	$8.7	$21.1	$8.7
The contractual maturities of our available-for-sale debt securities as of June 30, 2026 are as follows (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$24.3	$24.3
Due after one year through five years	88.5	88.1
Due after five years through ten years	6.5	6.4
Due after ten years	8.3	8.2
Total	$127.6	$127.0

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
4.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2026	December 31, 2025
Credit Agreement—
Advances under revolving credit facility	$200.0	$130.0
Bonds payable—
4.50% Senior Notes due 2028	396.9	792.0
4.75% Senior Notes due 2030	788.4	787.0
4.625% Senior Notes due 2031	394.1	393.6
5.875% Senior Notes due 2034	491.0	—
Other notes payable	81.9	93.6
Finance lease obligations	281.7	294.6
	2,634.0	2,490.8
Less: Current portion	(35.9)	(43.6)
Long-term debt, net of current portion	$2,598.1	$2,447.2
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2026	$18.4	$18.4
2027	46.9	46.9
2028	435.8	432.7
2029	44.9	44.9
2030	850.8	839.2
2031	640.1	634.1
Thereafter	626.8	617.8
Total	$2,663.7	$2,634.0
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
Our obligations under the 2026 Credit Agreement are secured by the current and future personal property of the Company and its subsidiary guarantors. Additionally, we terminated our existing collateral and guarantee agreement with Barclays and entered into the Collateral and Guarantee Agreement, by and among the Company, certain of its subsidiaries, and Truist Bank, as collateral agent, which provides for similar terms in all material respects.
During March 2026, we drew $250.0 million on the revolving credit facility under the 2026 Credit Agreement to repay in full and retire the remaining amounts outstanding under the 2022 Credit Agreement. As of June 30, 2026, $200.0 million was drawn under the revolving credit facility with an interest rate of 4.9%. As of December 31, 2025, $130.0 million was drawn under the revolving credit facility with an interest rate of 5.9%.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
In May 2026, we issued $500 million of 5.875% Senior Notes due 2034 (the “2034 Notes”) at par, which resulted in approximately $491 million in net proceeds from the private offering. The 2034 Notes mature on June 1, 2034 and interest is payable semiannually in arrears on June 1 and December 1 of each year. We used the net proceeds from this offering, together with cash on hand, to (i) redeem at par $400 million in aggregate principal amount of the $800 million in outstanding principal amount of our 4.50% Senior Notes due 2028 (the “2028 Notes”), (ii) repay $100 million of outstanding amounts under our revolving credit facility, and (iii) pay certain related fees and expenses. As a result of the redemption of the 2028 Notes, we recorded a $3.2 million Loss on early extinguishment of debt in the second quarter of 2026.
5.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$58.3	$56.5
Net income attributable to noncontrolling interests	5.8	4.4
Distributions declared	(6.2)	(5.8)
Balance at end of period	$57.9	$55.1
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to nonredeemable noncontrolling interests	$50.4	$40.8	$101.4	$83.4
Net income attributable to redeemable noncontrolling interests	3.1	2.0	5.8	4.4
Net income attributable to noncontrolling interests	$53.5	$42.8	$107.2	$87.8
See also Note 6, Fair Value Measurements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
6.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Equity securities	$32.6	$24.6	$8.0	$—	M
Available-for-sale debt securities:
U.S. government and agency securities	35.1	35.1	—	—	M
Corporate bonds and notes	91.9	—	91.9	—	M
Redeemable noncontrolling interests	57.9	—	—	57.9	I
As of December 31, 2025
Equity securities	$36.3	$20.3	$16.0	$—	M
Available-for-sale debt securities:
U.S. government and agency securities	40.4	40.4	—	—	M
Corporate bonds and notes	69.1	—	69.1	—	M
Redeemable noncontrolling interests	58.3	—	—	58.3	I
(1) The two valuation techniques are: market approach (M) and income approach (I).
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2026 and 2025, we did not record any material gains or losses related to these assets.
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

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$200.0	$200.0	$130.0	$130.0
4.50% Senior Notes due 2028	396.9	397.8	792.0	799.6
4.75% Senior Notes due 2030	788.4	787.8	787.0	796.6
4.625% Senior Notes due 2031	394.1	387.0	393.6	392.7
5.875% Senior Notes due 2034	491.0	499.2	—	—
Other notes payable	81.9	81.9	93.6	93.6
Financial commitments:
Letters of credit	—	53.6	—	46.3
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
7.Share-Based Payments
During the six months ended June 30, 2026, we issued a total of 0.4 million restricted stock awards to members of our management team and our board of directors. Of the restricted stock awards issued to members of our management team, 0.1 million contain only a service condition, while the remainder contain a service and/or performance condition as well as a market condition for certain members of management. For the awards that include a performance and market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable three-year performance measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 12, Share-Based Payments, to the consolidated financial statements accompanying the 2025 Form 10‑K.
8.Income Taxes
Our Provision for income tax expense of $53.6 million and $110.0 million for the three and six months ended June 30, 2026, respectively, and $51.0 million and $92.6 million for the three and six months ended June 30, 2025, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate together with non-deductible executive compensation partially offset by tax benefits resulting from share-based compensation windfalls.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
9.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic:
Numerator:
Income from continuing operations	$208.0	$185.8	$440.3	$382.8
Less: Net income attributable to noncontrolling interests included in continuing operations	(53.5)	(42.8)	(107.2)	(87.8)
Less: Income allocated to participating securities	(0.4)	(0.4)	(0.9)	(0.8)
Income from continuing operations attributable to Encompass Health common shareholders	154.1	142.6	332.2	294.2
(Loss) income from discontinued operations attributable to Encompass Health common shareholders	(0.6)	(0.9)	15.3	(1.4)
Net income attributable to Encompass Health common shareholders	$153.5	$141.7	$347.5	$292.8
Denominator:
Basic weighted average common shares outstanding	98.8	100.6	99.0	100.6
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.56	$1.42	$3.36	$2.92
Discontinued operations	(0.01)	(0.01)	0.15	(0.01)
Net income	$1.55	$1.41	$3.51	$2.91

Diluted:
Numerator:
Income from continuing operations	$208.0	$185.8	$440.3	$382.8
Less: Net income attributable to noncontrolling interests included in continuing operations	(53.5)	(42.8)	(107.2)	(87.8)
Income from continuing operations attributable to Encompass Health common shareholders	154.5	143.0	333.1	295.0
(Loss) income from discontinued operations attributable to Encompass Health common shareholders	(0.6)	(0.9)	15.3	(1.4)
Net income attributable to Encompass Health common shareholders	$153.9	$142.1	$348.4	$293.6
Denominator:
Diluted weighted average common shares outstanding	100.0	102.3	100.3	102.2
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.55	$1.40	$3.32	$2.88
Discontinued operations	(0.01)	(0.01)	0.15	(0.01)
Net income	$1.54	$1.39	$3.47	$2.87

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average common shares outstanding	98.8	100.6	99.0	100.6
Restricted stock awards, dilutive stock options, and restricted stock units	1.2	1.7	1.3	1.6
Diluted weighted average common shares outstanding	100.0	102.3	100.3	102.2
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $25.2 million for the remainder of 2026, $48.9 million in 2027, $37.8 million in 2028, $32.0 million in 2029, $29.1 million in 2030, and $42.1 million thereafter. These contracts primarily relate to software licensing and support and medical equipment.

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
Selected financial information, including significant segment expenses, for our reportable segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net operating revenues	$1,597.4	$1,457.7	$3,184.0	$2,913.1
Less:
Salaries and benefits	820.3	767.7	1,638.4	1,530.0
Other operating expenses	252.8	213.5	494.4	430.8
Occupancy costs	14.7	14.7	29.9	29.6
Supplies	66.1	63.1	130.4	125.3
General and administrative expenses	45.0	41.7	92.5	85.0
Net income attributable to noncontrolling interests	53.5	42.8	107.2	87.8
Other segment items(1)	(3.0)	(4.4)	(5.6)	(7.6)
Adjusted EBITDA	$348.0	$318.6	$696.8	$632.2
(1)Includes interest and dividend income, investment gain or loss, and equity in net income of nonconsolidated affiliates.
Segment reconciliation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA	$348.0	$318.6	$696.8	$632.2
Stock-based compensation	(13.8)	(14.3)	(25.3)	(23.8)
Depreciation and amortization	(90.4)	(79.9)	(177.7)	(159.1)
Loss on disposal or impairment of assets	(2.1)	(0.3)	(2.4)	(0.5)
Loss on early extinguishment of debt	(3.2)	—	(3.4)	—
Interest expense and amortization of debt discounts and fees	(32.8)	(30.4)	(64.6)	(62.2)
Net income attributable to noncontrolling interests	53.5	42.8	107.2	87.8
Change in fair market value of marketable securities	2.4	0.3	2.2	1.0
Gain on sale of Gamma Knife	—	—	17.5	—
Income from continuing operations before income tax expense	$261.6	$236.8	$550.3	$475.4

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Additional detail regarding the revenues of our operating segment by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net operating revenues:
Inpatient	$1,551.6	$1,413.7	$3,085.3	$2,831.4
Other	45.8	44.0	98.7	81.7
Net operating revenues	$1,597.4	$1,457.7	$3,184.0	$2,913.1
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
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals (“IRFs”) in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on an inpatient basis. We operate IRFs in 39 states and Puerto Rico, with concentrations in Florida and Texas. As of June 30, 2026, we operated 176 IRFs. For additional information about our business, see Part I, Item 1, Business, and Item 1A, Risk Factors, of the 2025 Form 10‑K.
2026 Overview
During the three and six months ended June 30, 2026, Net operating revenues increased 9.6% and 9.3%, respectively, over the same periods of 2025 due primarily to volume growth and increased pricing. See “Results of Operations” section of this Item for additional volume and pricing information.
In our continued development and expansion efforts during the six months ended June 30, 2026, we:
•began operating our new 49-bed inpatient rehabilitation hospital in Irmo, South Carolina in March;
•began operating our new 50-bed inpatient rehabilitation hospital in Concordville, Pennsylvania in May;
•began operating our new 40-bed inpatient rehabilitation hospital in Loganville, Georgia with our joint venture partner Piedmont in June;
•expanded our capacity by adding 54 new beds to existing hospitals; and

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
(1) Opening dates are tentative
(2) Expected joint venture
We also continued our shareholder distributions during the six months ended June 30, 2026 through common stock repurchases and paying a quarterly cash dividend. For additional information see the “Liquidity and Capital Resources” section of this Item.
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
•Changes in Medicare Reimbursement and Regulatory Requirements for Operating IRFs. On July 30, 2026, the Centers for Medicare & Medicaid Services (“CMS”) released its notice of final rulemaking for fiscal year 2027 for IRFs (the “2027 Final IRF Rule”) under the inpatient rehabilitation facility prospective payment system. The 2027 Final IRF Rule will implement a net 2.3% market basket increase (market basket update of 3.2% reduced by a productivity adjustment of 0.9%) effective for discharges between October 1, 2026 and September 30, 2027. The 2027 Final IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index, updates to outlier payments, and updates to the case-mix group relative weights and average lengths of stay values. The 2027 Final IRF Rule also made updates and clarifications to certain IRF operational requirements. Based on our analysis that utilizes the acuity of our patients annualized over a twelve-month period ended June 30, 2026, our experience with outlier payments over this same time frame, and other factors, we believe the 2027 Final IRF Rule will result in a net increase to our Medicare payment rates of approximately 2.3% effective October 1, 2026.
In August 2023, IRFs located in Alabama began participation in CMS’s review choice demonstration (“RCD”), under which Medicare reimbursement claims are assessed for compliance with applicable coverage and clinical documentation requirements. On June 17, 2024, CMS expanded RCD to include IRFs located in Pennsylvania and billing to a certain Medicare Administrative Contractor (“MAC”). At that time, we did not bill to that MAC, so we were not subject to RCD in Pennsylvania. However, beginning in January 2027, we expect to have two newly opened Pennsylvania IRFs submitting claims under RCD. On March 2, 2026 and May 1, 2026, RCD expanded to Texas and California, respectively. As of June 30, 2026, we have 33 of our IRFs (representing approximately 11.9% of our IRF Medicare claims) subject to RCD. After the initial four states, CMS may expand the demonstration to include additional cohorts of IRFs based on the MAC to which those IRFs submit claims. There are no details of that expansion at this time.

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
If the MAC determines a claim is not valid under the RCD pre-claim review, the IRF may still submit the claim for payment and appeal the denial. The affirmation rate for a cycle as determined by CMS does not include claims found to be valid on appeal. Therefore, the ultimate percentage of valid claims submitted under RCD depends on the resolution of all related appeals in the same CMS process applicable to non-RCD claims. That appeals process can extend for a significant period of time as discussed in Part I, Item 1A, Risk Factors, of the 2025 Form 10‑K. The affirmation rate for our hospitals in Alabama has varied over the four completed cycles. We believe the MAC for these hospitals has failed to affirm many claims over the course of RCD based on inconsistent and improper application of standards or requirements that, in some cases, directly conflict with the Medicare coverage criteria for IRFs. We have engaged, and will continue to engage, with the MAC and CMS to ensure the review process is consistent with existing rules, regulations and statutes. Additionally, we have appealed many of the claims not affirmed by the MAC. Given the inconsistent review process applied by the MAC associated with our Alabama hospitals across the previous cycles, we cannot predict the impact, if any, RCD may have on the collectability of our Medicare claims over the program’s full breadth, including involvement of other MACs, and term and ultimately on our financial position, results of operations, and cash flows.
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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Medicare	65.8%	64.5%	65.6%	65.7%
Medicare Advantage	16.2%	16.9%	16.2%	16.7%
Managed care	10.7%	11.2%	10.6%	10.6%
Medicaid	3.1%	3.1%	3.0%	3.0%
Other third-party payors	0.7%	0.7%	0.7%	0.6%
Workers’ compensation	0.4%	0.5%	0.5%	0.5%
Patients	0.4%	0.3%	0.4%	0.3%
Other income	2.7%	2.8%	3.0%	2.6%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2025 Form 10‑K.

Our Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(In Millions, Except Percentage Change)
Net operating revenues	$1,597.4	$1,457.7	9.6%	$3,184.0	$2,913.1	9.3%
Operating expenses:
Salaries and benefits	820.3	767.7	6.9%	1,638.4	1,530.0	7.1%
Other operating expenses	254.9	213.8	19.2%	496.8	431.3	15.2%
Occupancy costs	14.7	14.7	—%	29.9	29.6	1.0%
Supplies	66.1	63.1	4.8%	130.4	125.3	4.1%
General and administrative expenses	62.6	59.4	5.4%	120.8	111.7	8.1%
Depreciation and amortization	90.4	79.9	13.1%	177.7	159.1	11.7%
Total operating expenses	1,309.0	1,198.6	9.2%	2,594.0	2,387.0	8.7%
Loss on early extinguishment of debt	3.2	—	N/A	3.4	—	N/A
Interest expense and amortization of debt discounts and fees	32.8	30.4	7.9%	64.6	62.2	3.9%
Other income	(9.1)	(6.7)	35.8%	(27.8)	(9.2)	202.2%
Equity in net income of nonconsolidated affiliates	(0.1)	(1.4)	(92.9)%	(0.5)	(2.3)	(78.3)%
Income from continuing operations before income tax expense	261.6	236.8	10.5%	550.3	475.4	15.8%
Provision for income tax expense	53.6	51.0	5.1%	110.0	92.6	18.8%
Income from continuing operations	208.0	185.8	11.9%	440.3	382.8	15.0%
(Loss) income from discontinued operations, net of tax	(0.6)	(0.9)	(33.3)%	15.3	(1.4)	(1,192.9)%
Net income	207.4	184.9	12.2%	455.6	381.4	19.5%
Less: Net income attributable to noncontrolling interests	(53.5)	(42.8)	25.0%	(107.2)	(87.8)	22.1%
Net income attributable to Encompass Health	$153.9	$142.1	8.3%	$348.4	$293.6	18.7%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Salaries and benefits	51.4%	52.7%	51.5%	52.5%
Other operating expenses	16.0%	14.7%	15.6%	14.8%
Occupancy costs	0.9%	1.0%	0.9%	1.0%
Supplies	4.1%	4.3%	4.1%	4.3%
General and administrative expenses	3.9%	4.1%	3.8%	3.8%
Depreciation and amortization	5.7%	5.5%	5.6%	5.5%
Total operating expenses	81.9%	82.2%	81.5%	81.9%

Additional information regarding our operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$1,551.6	$1,413.7	9.8%	$3,085.3	$2,831.4	9.0%
Other	45.8	44.0	4.1%	98.7	81.7	20.8%
Net operating revenues	$1,597.4	$1,457.7	9.6%	$3,184.0	$2,913.1	9.3%
	(Actual Amounts)
Discharges	68,895	65,237	5.6%	136,658	130,222	4.9%
Net patient revenue per discharge	$22,521	$21,670	3.9%	$22,577	$21,743	3.8%
Outpatient visits	21,742	21,597	0.7%	43,677	41,552	5.1%
Average length of stay (days)	11.9	12.0	(0.8)%	12.0	12.1	(0.8)%
Occupancy %	77.4%	76.6%	1.0%	77.7%	77.4%	0.4%
# of licensed beds	11,641	11,233	3.6%	11,641	11,233	3.6%
Occupied beds	9,010	8,604	4.7%	9,045	8,694	4.0%
Full-time equivalents (FTEs) - internal	29,800	28,784	3.5%	29,699	28,678	3.6%
Contract labor FTEs	333	379	(12.1)%	339	377	(10.1)%
Total FTEs*	30,133	29,163	3.3%	30,038	29,055	3.4%
Employees per occupied bed	3.34	3.39	(1.5)%	3.32	3.34	(0.6)%
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
Net Operating Revenues
Our consolidated Net operating revenues increased during the three months ended June 30, 2026 compared to the same period of 2025 primarily due to increased volumes and favorable pricing. Discharge growth included a 2.8% increase in same-store discharges. Discharge growth from new stores during the three months ended June 30, 2026 compared to the same period of 2025 resulted from our joint ventures in Fort Myers, Florida (May 2025) and Amarillo, Texas (November 2025), as well as our wholly owned hospitals in Daytona Beach, Florida (July 2025), Danbury, Connecticut (September 2025), St. Petersburg, Florida (October 2025), Lake Worth, Florida (December 2025), Irmo, South Carolina (March 2026), and Concordville, Pennsylvania (May 2026). Growth in net patient revenue per discharge during the three months ended June 30, 2026 compared to the same period of 2025 primarily resulted from an increase in reimbursement rates and patient mix.
Growth in revenues, discharges, and net patient revenue per discharge during the six months ended June 30, 2026 were impacted primarily by the same factors as discussed above for the second quarter of 2026. Discharge growth included a 2.1% increase in same-store discharges. Discharge growth from new stores during the six months ended June 30, 2026 compared to the same period of 2025 also resulted from our joint venture in Athens, Georgia (March 2025). Growth in net patient revenue per discharge during the six months ended June 30, 2026 compared to the same period of 2025 also resulted from retroactive cost reporting adjustments.

The increase in other revenue during the three and six months ended June 30, 2026 included an increase of $2.9 million and $18.2 million, respectively, in Medicaid supplemental payments (offset by an increase of $14.4 million and $24.1 million, respectively, in provider tax expenses included in Other operating expenses). Medicaid supplemental payments represent amounts received under state directed and supplemental payment programs associated with Medicaid. For additional information, see Part I, Item 1, Business, “Medicaid Reimbursement,” of the 2025 Form 10‑K.
Salaries and Benefits
Salaries and benefits increased during the three and six months ended June 30, 2026 compared to the same periods of 2025 primarily due to salary and benefit cost increases for our employees and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. Salaries and benefits decreased as a percent of Net operating revenues during the three and six months ended June 30, 2026 compared to the same periods of 2025 primarily due to a decline in EPOB and decreases in both contract labor and sign-on and shift bonuses.
Other Operating Expenses
Other operating expenses increased in terms of dollars and as a percent of Net operating revenues during the three and six months ended June 30, 2026 compared to the same periods of 2025 primarily due to increased provider taxes, as discussed above, and higher costs resulting from our development activities.
General and Administrative Expenses
General and administrative expenses increased during the three and six months ended June 30, 2026 compared to the same periods of 2025 primarily due to higher costs associated with our transition to a new enterprise resource planning system, Oracle Fusion, in 2025.
Depreciation and Amortization
Depreciation and amortization increased during the three and six months ended June 30, 2026 compared to the same periods of 2025 due to our capital investments. See the “Executive Overview” section of this item for information related to our development activity. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Other Income
Other income during the six months ended June 30, 2026 includes a $17.5 million gain as a result of the sale of our 50% membership interest in Gamma Knife Center at Barnes-Jewish Hospital, LLC (“Gamma Knife”) to our existing joint venture partner, Barnes-Jewish Hospital, LLC, effective January 1, 2026. For additional information, see Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three and six months ended June 30, 2026 compared to the same periods of 2025 primarily due to the increase in Net operating revenues as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense increased during the three and six months ended June 30, 2026 compared to the same periods of 2025 primarily due to higher Income from continuing operations before income tax expense.
We currently estimate our cash payments for income taxes to be approximately $180 million to $200 million, net of refunds, for 2026. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2026.
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
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during the three and six months ended June 30, 2026 compared to the same periods of 2025 primarily resulted from increased profitability from certain existing joint venture hospitals.
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
In May 2026, we issued $500 million of 5.875% Senior Notes due 2034 (the “2034 Notes”) at par, which resulted in approximately $491 million in net proceeds from the private offering. The 2034 Notes mature on June 1, 2034 and interest is payable semiannually in arrears on June 1 and December 1 of each year. We used the net proceeds from this offering, together with cash on hand, to (i) redeem at par $400 million in aggregate principal amount of the $800 million in outstanding principal amount of our 4.50% Senior Notes due 2028 (the “2028 Notes”), (ii) repay $100 million of outstanding amounts under our revolving credit facility, and (iii) pay certain related fees and expenses. As a result of the redemption of the 2028 Notes, we recorded a $3.2 million Loss on early extinguishment of debt in the second quarter of 2026.
For additional information, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2025 Form 10‑K.
Current Liquidity
As of June 30, 2026, we had $107.7 million in Cash and cash equivalents. This amount excludes $25.8 million in Restricted cash and $159.6 million of restricted marketable securities ($52.4 million included in Other current assets and $107.2 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Marketable Securities, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2025 Form 10‑K.
In addition to Cash and cash equivalents, as of June 30, 2026, we had approximately $746 million available to us under our revolving credit facility. Our credit agreement governs our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments, subject to certain limitations, resulting from (1) dispositions and repayments or incurrence of debt and (2) investments, acquisitions, mergers, amalgamations, consolidations and other operational changes to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2026, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2026, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2031, and our bonds all mature in 2028 and beyond. See Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements, for additional information related to our debt. Also, see the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2026.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Part I, Item 1A, Risk Factors, of the 2025 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$595.7	$558.8
Net cash used in investing activities	(385.7)	(323.9)
Net cash used in financing activities	(179.4)	(220.6)
Increase in cash, cash equivalents, and restricted cash	$30.6	$14.3
Operating activities. The increase in Net cash provided by operating activities for the six months ended June 30, 2026 compared to the same period of 2025 primarily resulted from an increase in Net income which was driven by growth in Net operating revenues.
Investing activities. The increase in Net cash used in investing activities during the six months ended June 30, 2026 compared to the same period of 2025 primarily resulted from increased Purchases of property, equipment, and intangible assets.
Financing activities. The decrease in Net cash used in financing activities during the six months ended June 30, 2026 compared to the same period of 2025 primarily resulted from higher net debt borrowings, partially offset by higher Repurchases of common stock, including fees and expenses and Distributions paid to noncontrolling interests of consolidated affiliates. For additional information on our net debt borrowings, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2025 Form 10‑K. For additional information related to our stock repurchases, see the “Authorizations for Returning Capital to Stakeholders” section below.

Contractual Obligations
Our consolidated contractual obligations as of June 30, 2026 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding finance lease obligations (a)	$2,152.3	$8.0	$2,144.3
Revolving credit facility	200.0	—	200.0
Interest on long-term debt (b)	555.4	119.6	435.8
Finance lease obligations (c)	387.6	48.2	339.4
Operating lease obligations (d)	283.7	39.6	244.1
Purchase obligations (e)	215.1	48.8	166.3
Total	$3,794.1	$264.2	$3,529.9
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
(b)    Interest on our fixed rate debt is presented using the stated interest rate. Interest on our variable rate debt is estimated using the rate in effect as of June 30, 2026. Interest pertaining to our bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations.
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
Our capital expenditures include costs associated with our hospital renovation program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2026, we made capital expenditures of approximately $383 million for property, equipment, and intangible assets. During 2026, we expect to spend approximately $920 million to $995 million for capital expenditures using cash on hand and borrowings under our revolving credit facility. Approximately $225 million to $240 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects. At June 30, 2026, we have projects under construction which have an estimated additional cost to complete over the next two years of approximately $422 million. We expect to fund capital expenditures using cash on hand and borrowings under our revolving credit facility.

Authorizations for Returning Capital to Stakeholders
In October 2025, February 2026, and May 2026, our board of directors declared cash dividends of $0.19 per share that were paid in January 2026, April 2026, and July 2026, respectively. On July 23, 2026, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share, payable on October 15, 2026 to stockholders of record on October 1, 2026. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
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
In 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which has been amended from time to time. On July 24, 2024, our board increased the aggregate common stock repurchase authorization to $500 million. As of June 30, 2026, approximately $188 million remained under this authorization. On July 23, 2026, our board approved an increase in the aggregate common stock repurchase authorization to $1.0 billion. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2026, we repurchased 1.4 million shares of our common stock in the open market for $145.8 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $1 billion revolving credit facility. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report.
Supplemental Guarantor Financial Information
Our indebtedness under our credit agreement and the 4.50% Senior Notes due 2028, 4.75% Senior Notes due 2030, 4.625% Senior Notes due 2031, and 5.875% Senior Notes due 2034 (collectively, the “Senior Notes”) are guaranteed by certain consolidated subsidiaries. These guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. The Senior Notes are guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt. The other subsidiaries of Encompass Health do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-guarantor subsidiaries”).

Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries.

Six Months Ended June 30, 2026
(In Millions)
Net operating revenues	$2,004.4
Intercompany revenues generated from non-guarantor subsidiaries	60.7
Total net operating revenues	$2,065.1

Operating expenses	$1,714.7
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	22.8
Total operating expenses	$1,737.5

Income from continuing operations	$213.8
Net income	$229.1
Net income attributable to Encompass Health	$229.1

	As of June 30, 2026	As of December 31, 2025
	(In Millions)
Total current assets	$671.4	$604.3

Property and equipment, net	$3,029.4	$2,804.6
Goodwill	893.2	883.2
Other noncurrent assets	477.3	517.2
Total noncurrent assets	$4,399.9	$4,205.0

Total current liabilities	$643.7	$625.0

Long-term debt, net of current portion	$2,537.8	$2,383.7
Intercompany payable due to non-guarantor subsidiaries	60.8	3.9
Other noncurrent liabilities	300.2	328.3
Total noncurrent liabilities	$2,898.8	$2,715.9
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
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$595.7	$558.8
Interest expense and amortization of debt discounts and fees	64.6	62.2
Gain on investments, excluding impairments	22.6	3.2
Equity in net income of nonconsolidated affiliates	0.5	2.3
Net income attributable to noncontrolling interests in continuing operations	(107.2)	(87.8)
Amortization of debt-related items	(4.6)	(4.8)
Distributions from nonconsolidated affiliates	(0.2)	(1.4)
Current portion of income tax expense	104.6	87.3
Change in assets and liabilities	60.9	11.4
Cash (provided by) used in operating activities of discontinued operations	(20.3)	1.9
Change in fair market value of marketable securities	(2.2)	(1.0)
Gain on sale of Gamma Knife	(17.5)	—
Other	(0.1)	0.1
Adjusted EBITDA	$696.8	$632.2

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$207.4	$184.9	$455.6	$381.4
Loss (income) from discontinued operations, net of tax, attributable to Encompass Health	0.6	0.9	(15.3)	1.4
Net income attributable to noncontrolling interests included in continuing operations	(53.5)	(42.8)	(107.2)	(87.8)
Provision for income tax expense	53.6	51.0	110.0	92.6
Interest expense and amortization of debt discounts and fees	32.8	30.4	64.6	62.2
Depreciation and amortization	90.4	79.9	177.7	159.1
Loss on early extinguishment of debt	3.2	—	3.4	—
Loss on disposal or impairment of assets	2.1	0.3	2.4	0.5
Stock-based compensation	13.8	14.3	25.3	23.8
Change in fair market value of marketable securities	(2.4)	(0.3)	(2.2)	(1.0)
Gain on sale of Gamma Knife	—	—	(17.5)	—
Adjusted EBITDA	$348.0	$318.6	$696.8	$632.2
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2026:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2026	303,417	$103.84	302,822	228,338,210
May 1 through May 31, 2026	208,247	105.93	208,201	206,283,860
June 1 through June 30, 2026	192,582	101.49	192,582	186,738,642
Total	704,246	103.81	703,605
(1)Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and shares tendered by employees as payment of the tax liabilities incident to the vesting of previously awarded shares of restricted stock. In April, 595 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
(2)    On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which has been amended from time to time. On July 24, 2024, our board increased the aggregate common stock repurchase authorization to $500 million. Most recently, on July 23, 2026, our board approved resetting the aggregate common stock repurchase authorization to $1.0 billion. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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

4.1
Indenture, dated as of May 29, 2026, among Encompass Health Corporation, the subsidiary guarantors named therein and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Encompass Health’s Current Report on Form 8-K filed on June 1, 2026).

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	August 7, 2026